Form 10-Q
period 1997-09-30
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1997-11-14
CIK 316218

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ------------
                             FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period        to
                                   --------   --------

                 Commission file number  1-7955
                         -------------

          INTERNATIONAL COMFORT PRODUCTS CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Canada                         98-004520009
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

  201 Fourth Avenue North, Suite 1700,
       Nashville, Tennessee                         37219
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (615) 726-5200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes  X     No
                                  ----      ----

As of October 31, 1997, there were 39,813,179 shares of International Comfort Products Corporation Ordinary Shares outstanding.

======================================================================
                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


         INDEX TO FINANCIAL STATEMENTS INCLUDED IN THIS
               QUARTERLY REPORT ON FORM 10-Q


          INTERNATIONAL COMFORT PRODUCTS CORPORATION
                     AND SUBSIDIARIES
                        (Unaudited)

                                                                     Page
                                                                     ----
Consolidated Statements of Income:

                    Three months ended 9/30/96 and 9/30/97              3
                    Nine months ended 9/30/96 and 9/30/97               4

Consolidated Balance Sheets (9/30/96, 9/30/97 and 12/31/96)         5 - 6

Consolidated Statements of Changes in Financial Position
                  (Nine months ended 9/30/96 and 9/30/97)               7

Notes to Consolidated Financial Statements                         8 - 10

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Three Months Ended September 30, 1996 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1996           1997
----------------------------------------------------------------------------
Operating Revenue                                     $ 178.7        $ 177.1
Cost of Sales                                           140.7          142.3
----------------------------------------------------------------------------

Gross Margin                                             38.0           34.8
Selling, General and Administrative Expenses             24.9           22.6
----------------------------------------------------------------------------

Operating Profit                                         13.1           12.2
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                        5.4            4.4
  Amortization of debt issuance costs                     1.0            0.3
----------------------------------------------------------------------------

                                                          6.4            4.7
----------------------------------------------------------------------------

Net Income                                            $   6.7        $   7.5
============================================================================

Average number of shares (in millions)                   39.2           39.7
============================================================================



Earnings per Ordinary Share                           $  0.17        $  0.19
============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Nine Months Ended September 30, 1996 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1996           1997
----------------------------------------------------------------------------
Operating Revenue                                     $ 506.0        $ 491.3
Cost of Sales                                           409.4          390.2
----------------------------------------------------------------------------

Gross Margin                                             96.6          101.1
Selling, General and Administrative Expenses             66.8           67.0
----------------------------------------------------------------------------

Operating Profit                                         29.8           34.1
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                       15.0           14.0
  Amortization of debt issuance costs                     2.2            0.9
----------------------------------------------------------------------------

                                                         17.2           14.9
----------------------------------------------------------------------------

Income From Continuing Operations                        12.6           19.2
Discontinued Operations                                  (3.1)            -
----------------------------------------------------------------------------

Net Income                                            $   9.5        $  19.2
============================================================================

Average number of shares (in millions)                   39.1           39.6
============================================================================



Earnings per Ordinary Share                             1996           1997
----------------------------------------------------------------------------
From continuing operations                            $  0.32        $  0.49
After discontinued operations                            0.24           0.49
============================================================================



                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
              (In Millions of U.S. Dollars) - Canadian GAAP


                                         September 30,          December 31,
                                     -----------------        -------------
                                        1996          1997         1996
---------------------------------------------------------------------------
                                            UNAUDITED
ASSETS
   Current Assets
     Cash and short-term deposits      $  15.2      $  19.4        $  17.6
     Restricted cash                       1.8          2.0            2.4
     Accounts receivable                  99.8         94.8           78.0
     Note receivable from Pameco           -           10.1             -
     Inventories                         124.7        103.8          117.7
     Prepaid expenses and other            1.5          1.1            3.6
-----------------------------------------------------------------------------

                                         243.0        231.2          219.3
-----------------------------------------------------------------------------

   Fixed Assets
     Property, plant and equipment       207.1        216.2          213.2
     Accumulated depreciation            108.6        123.1          113.0
-----------------------------------------------------------------------------

                                          98.5         93.1          100.2
-----------------------------------------------------------------------------

   Other and Intangible Assets            25.5         21.5           25.5
-----------------------------------------------------------------------------

                                       $ 367.0      $ 345.8        $ 345.0
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
              (In Millions of U.S. Dollars) - Canadian GAAP


                                          September 30,          December 31,
                                       -----------------        -------------
                                       1996          1997           1996
----------------------------------------------------------------------------
                                            UNAUDITED
LIABILITIES
   Current Liabilities
     Short-term borrowings             $  50.7      $  21.2        $  39.0
     Accounts payable                     48.2         44.5           39.6
     Accrued liabilities                  26.6         22.2           28.2
     Product warranty                      8.7          8.6            8.7
     Current portion of long-term debt    25.0          -               -
-----------------------------------------------------------------------------

                                         159.2         96.5          115.5

   Long-Term Debt                        140.0        165.0          165.0
   Product Warranty                       19.6         17.8           17.9
   Other Long-Term Liabilities            18.3         17.0           17.8
-----------------------------------------------------------------------------

                                         337.1        296.3          316.2
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
   Ordinary Shares                       169.1        171.0          169.2
   Deficit                              (137.4)      (119.2)        (138.4)
   Foreign Currency
        Translation Adjustment            (1.8)        (2.3)          (2.0)
-----------------------------------------------------------------------------

                                          29.9         49.5           28.8
-----------------------------------------------------------------------------
                                       $ 367.0      $ 345.8        $ 345.0
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
        Consolidated Statements of Changes In Financial Position
    For the Nine Months Ended September 30, 1996 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

Cash Provided By (Used for)                     1996                1997
-----------------------------------------------------------------------------

OPERATIONS
Income from continuing operations             $  12.6             $  19.2
Items not involving current cash flows
    Depreciation and amortization                14.0                13.0
Changes in working capital
    Accounts receivable                         (13.3)              (22.1)
    Note receivable from Pameco                   -                 (10.1)
    Inventories                                 (39.2)              ( 3.8)
    Prepaid expenses and other                    3.9                 1.8
    Accounts payable, accrued liabilities,
           and product warranty                   2.2                 4.7
-----------------------------------------------------------------------------
                                                (19.8)                2.7
    Discontinued Steel Pipe Operation             0.5                  -
-----------------------------------------------------------------------------

                                                (19.3)                2.7
-----------------------------------------------------------------------------

INVESTMENT
    Property, plant and equipment                (7.9)               (5.4)
    Acquisition of Automatic Control House         -                 (1.8)
    Sale of Coastline and factory branches         -                 22.3
    Discontinued Steel Pipe Operation
           and other                              8.9                  -
-----------------------------------------------------------------------------

                                                  1.0                15.1
-----------------------------------------------------------------------------

FINANCING
    Ordinary shares issued                        0.4                 1.8
    Refinancing costs and other                  (1.8)                 -
    Discontinued Steel Pipe Operation            (2.7)                 -
-----------------------------------------------------------------------------

                                                 (4.1)                1.8
-----------------------------------------------------------------------------

Increase (Decrease) in Net Borrowings            22.4               (19.6)
Net Borrowings - Beginning of the period         13.1                21.4
-----------------------------------------------------------------------------
Net Borrowings - End of the period            $  35.5             $   1.8
=============================================================================

Represented by
    Short-term borrowings                     $  50.7                21.2
    Less: Cash and short-term deposits           15.2                19.4
-----------------------------------------------------------------------------

                                              $  35.5             $   1.8
=============================================================================

                            See accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1996 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------


1. Reference should be made to the consolidated financial statements for the year ended December 31, 1996 included in Form 20-F filed on June 27, 1997, for details of significant accounting policies. Certain comparative figures have been reclassified to conform with current financial statement presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and 1997, and results of operations and changes in financial position for the nine months then ended. The interim results are not necessarily indicative of the results to be expected for the full year.

3.      Details of inventories are as follows:


                                                September 30,      December 31,
                                             -----------------     ------------
                                              1996        1997         1996
----------------------------------------------------------------------------
                                                 UNAUDITED
       Finished goods                       $  97.3     $  64.9     $  86.3

       Raw materials and work in process        8.8        11.5        15.7

       Service parts                           18.6        27.4        15.7
----------------------------------------------------------------------------
                                            $ 124.7     $ 103.8     $ 117.7
============================================================================


              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1996 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------


4.       Significant Differences Between Canadian and U.S. Accounting
         Practices

         Accounting principles adopted by the Company as reflected in these consolidated financial statements are generally consistent with accounting principles accepted in the United States ("U.S. GAAP"). The following reconciliations reflect the approximate differences in these accounting principles where applicable to the Company. If accounting principles generally accepted in the United States were followed, the effect on the consolidated financial statements would be:


                                   Three Months Ended     Nine Months Ended
                                      September 30,          September 30,
                                   ------------------------------------------
                                     1996      1997        1996       1997
Income from continuing
  operations (as reported)         $  6.7    $  7.5      $ 12.6      $ 19.2

Accounting for income taxes           (.2)      (.2)        (.5)        (.5)
Post-retirement benefits              (.6)      (.5)       (1.3)       (1.6)
Loss on early extinguishment of
  debt                                 .6        -           .6          -
                                  -------------------------------------------
Adjusted income from continuing
  operations                          6.5       6.8        11.4        17.1
Loss from discontinued operations      -         -         (3.1)         -
                                  -------------------------------------------
-
Income before extraordinary item      6.5       6.8         8.3        17.1
Extraordinary item
  Loss on early extinguishment of
    debt                              (.6)       -          (.6)         -
                                  -------------------------------------------
-
Net income under U.S. GAAP         $  5.9    $  6.8      $  7.7      $ 17.1
                                  ===========================================
Average number of ordinary shares
  outstanding - U.S. GAAP            39.3      40.9        39.3        40.5

Primary income per ordinary share
under U.S. GAAP (in dollars)
  From continuing operations       $ 0.17    $ 0.17      $ 0.29      $ 0.42
  Before extraordinary item        $ 0.17    $ 0.17      $ 0.21      $ 0.42
  After extraordinary item         $ 0.15    $ 0.17      $ 0.20      $ 0.42



              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1996 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
-----------------------------------------------------------------------------


4. Significant Differences Between Canadian and U.S. Accounting Practices (Continued)

Consolidated Balance Sheets


                                          September 30,          December 31,
                                       -----------------        -------------
                                       1996          1997            1996
                                     ----------------------------------------
Total assets (as reported)              $ 367.0      $ 345.8       $ 345.0

Items increasing reported total assets
  Deferred income taxes                     3.4          4.0           3.5
  Post-retirement and pension benefits      3.3          3.3           3.3
                                      ---------------------------------------
Total assets - U.S. GAAP                $ 373.7      $ 353.1       $ 351.8
                                      =======================================

Shareholders' equity (as reported)     $   29.9      $  49.5       $  28.8
Items increasing (decreasing)
  reported shareholders' equity
    Deferred income taxes                   3.4          3.0           3.5
    Post-retirement and pension benefits   (5.2)        (7.2)         (5.7)
                                      ---------------------------------------
Shareholders' equity - U.S. GAAP       $   28.1       $ 45.3       $  26.6
                                      =======================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------


Effective September 30, 1997, the Company sold substantially all of the assets and liabilities of General Heating and Cooling Company and a factory-owned branch ("General Heating") to Pameco Corporation for net book value of approximately $10.1 million. On January 27, 1997, the Company also sold Coastline Distribution Inc. and four factory-owned branches ("Coastline") to Watsco, Inc. for net book value and received approximately $22.1 million. The consolidated statement of income includes the results of these sold operations up to their respective effective dates.

RESULTS OF OPERATIONS

Operating Revenue

In the third quarter of 1997, operating revenue was $177.1 million compared to $178.7 million for the corresponding quarter of 1996, a reduction of $1.6 million or one percent. For the nine months ended September 30, 1997, operating revenue was $491.3 million, a decline of $14.7 million or 3 percent from the same period in 1996. The decline in revenue is attributable to the unusually cool weather in the spring and summer throughout the North American air conditioning market.

Gross Margin

For the three months ended September 30, 1997, gross margin was $34.8 million (19.7% of operating revenue), compared with $38.0 million (21.2%)
in the same period of 1996. On a nine-month basis, gross margin rose 5 percent in 1997 to $101.1 million (20.6% of operating revenue) compared to $96.6 million (19.1%) for the nine months ended September 30, 1996. During the third quarter, lower product demand due to unseasonably cool weather required decreased production to maintain inventories at appropriate levels. The third quarter reduction in gross margin percentage compared to 1996 was due to lower fixed burden absorption resulting from these lower production levels. For the nine months ended September 30, 1997, the gross margin percentage increased due to continuing manufacturing and engineering cost-reduction programs and higher pricing, partially offset by lower fixed burden absorption in the Lewisburg manufacturing facility during the third quarter.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses amounted to $22.6 million for the third quarter of 1997 (12.8% of operating revenue), compared with $24.9 million (13.9%) for the three months ended September 30, 1996. For the nine months ended September 30, 1997, SG&A expenses were $67.0 million (13.7% of operating revenue), compared with $66.8 million (13.2%) for the same period last year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------


Selling, General and Administration Expenses (Cont'd)

For the three months ended September 30, 1997, the decline in SG&A expenses reflects the divestiture of Coastline in January 1997 and lower warranty expense, partially offset by the expansion of the Company's international and Canadian distribution businesses.

Operating Profit

The Company earned a $12.2 million operating profit for the three months ended September 30, 1997, compared with $13.1 million in the corresponding period in 1996. For the nine months ended September 30, 1997, the operating profit was $34.1 million, compared with $29.8 million for the corresponding period in 1996. The reduction in operating profit for the third quarter of 1997 reflects lower fixed burden absorption, partially offset by continuing manufacturing and engineering cost-reduction programs and lower SG&A expenses. EBITDA (earnings before interest, taxes depreciation and amortization) was 16.4 million for the third quarter of 1997 compared with $16.9 million in the three-month period in 1996. For the nine months ended September 30, 1997, EBITDA was $46.2 million versus $41.6 million for the corresponding period in 1996.

Income Taxes

The Company is currently not recording income taxes as a result of approximately $45.0 million of accumulate tax losses from prior years, which are available to reduce future years' earnings for income tax purposes.

Net Income

For the three months ended September 30, 1997, net income was $7.5 million, or 19 cents per share, compared with $6.7 million or 17 cents a share, in the corresponding quarter in 1996. For the nine months ended September 30, 1997, net income was $19.2 million or 49 cents per share, compared to $9.5 million or 24 cents per share. For the nine months ended September 30, 1996, net income included a $3.1 million loss from discontinued operations incurred by Thompson Pipe & Steel Company, a wholly-owned subsidiary that was sold in May 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operations was $2.7 million for the nine months ended September 30, 1997 compared to cash used in operations of $19.3 million in 1996. Working capital was $134.7 million, compared with $83.8 million a year earlier. At September 30, 1997, inventories were $103.8 million, a decrease of $20.9 million from $124.7 million at September 30, 1996. The decrease in inventories was attributable to the divestitures of Coastline and General Heating. On July 18, 1997, International Comfort Products Corporation (USA) arranged a new two year, $15 million revolving credit facility secured by its inventories. The current portion of long-term debt in the amount of $25.0 million at September 30, 1996 was refinanced in December 1996 and is included in long-term debt at September 30, 1997.

                   PART II- OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly
Report on Form 10-Q:

     3(i),  4.1   Articles of Incorporation of International Comfort
                  Products Corporation

     3(ii), 4.2   Bylaws of International Comfort Products Corporation
                  filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference

     4.3 Indenture dated as of March 1, 1993 between International Comfort Products Corporation (USA) (f/k/a Inter-City Products Corporation (USA)) ("ICP-USA") and United States Trust Company of New York, as trustee (and correlative form of Certificate, form of Mortgage, form of Pledge and Security Agreement and form of Intellectual Property Security Agreement) relating to ICP-USA's 9 3/4% Senior Secured Notes due 2000, filed as Exhibit 4.1 to Amendment No. 3 to ICP-USA's Registration Statement on Form S-1 filed with the Commission on March 2, 1993, and incorporated herein by this reference

     4.4 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), ICP-USA and LaSalle National Bank, as Trustee

     4.5 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP-USA and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP-USA

     4.6 Receivables Purchase Agreement dated as of July 25, 1996 among ICP-USA, Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables

     4.7 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent

     4.8 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-USA and Argos Funding Corp.

     4.9 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent

     4.10 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation

     4.11 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation

     4.12 Loan and Security Agreement dated as of July 18, 1997 between ICP-USA and NationsBank, N.A.

     27           Financial Data Schedule.

     99.1 Unaudited interim consolidated financial statements of ICP-USA for the three months and nine months ended September 30, 1997.


     (b) During the quarter ended September 30, 1997, there were no Current Reports on Form 8-K filed by the Company.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


November 14, 1997                INTERNATIONAL COMFORT PRODUCTS CORPORATION

                                 By:/s/ S. Clanton
                                    ---------------------------
                                        Stephen L. Clanton
                                        Senior Vice President
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Chief Accounting Officer)

                            EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
3(i),  4.1   Articles of Incorporation of International Comfort
                  Products Corporation

3(ii), 4.2   Bylaws of International Comfort Products Corporation
             filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference

4.3 Indenture dated as of March 1, 1993 between International Comfort Products Corporation (USA) (f/k/a Inter-City Products Corporation (USA)) ("ICP-USA") and United States Trust Company of New York, as trustee (and correlative form of Certificate, form of Mortgage, form of Pledge and Security Agreement and form of Intellectual Property Security Agreement) relating to ICP-USA's 9 3/4% Senior Secured Notes due 2000, filed as Exhibit 4.1 to Amendment No. 3 to ICP-USA's Registration Statement on Form S-1 filed with the Commission on March 2, 1993, and incorporated herein by this reference

     4.4 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables
             Company, L.P.("ICP-Receivables"), ICP-USA and LaSalle National Bank, as Trustee

     4.5 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP-USA and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP-USA

     4.6 Receivables Purchase Agreement dated as of July 25, 1996 among ICP-USA, Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables

     4.7 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent

     4.8 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-USA and Argos Funding Corp.

     4.9 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among
             ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent

     4.10 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation

     4.11 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation

     4.12 Loan and Security Agreement dated as of July 18, 1997 between ICP-USA and NationsBank, N.A.

     27      Financial Data Schedule.

     99.1 Unaudited interim consolidated financial statements of ICP-USA for the three months and nine months ended September 30, 1997.