Form 10-K405
period 1997-12-31
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1998-03-31
CIK 316218

===========================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ------------
                             FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1997
                             OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from           to
                                 -----------   ----------
                     Commission file number  1-7955
                                             ------
                 INTERNATIONAL COMFORT PRODUCTS CORPORATION
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in Its Charter)

         Canada                                          98-004520009
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

 66th Floor, First Canadian Place, Toronto, Ontario, Canada     M5X 1B8
 ----------------------------------------------------------   ----------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (615) 771-0200
                                                     --------------
Securities Registered Pursuant to Section 12(b) of the Act:
    Title of each class           Name of each exchange on which registered
     Ordinary Shares                      American Stock Exchange
     Ordinary Shares                      Toronto Stock Exchange

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]  No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to Form 10-K.   [X]

     As of March 23, 1998, there were 23,682,544 Ordinary Shares of International Comfort Products Corporation outstanding and held by non-affiliates with an aggregate market value of $202,781,783.

     As of March 23, 1998, there were 39,873,463 Ordinary Shares of International Comfort Products Corporation outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                               Incorporated into

     Portions of the Definitive Proxy Statement
     for Annual Meeting of Shareholders on May 13,
     1998 (hereinafter the "1998 Proxy Statement")
     to be filed within 120 days after the end of the
     fiscal year ended December 31, 1997                      Part III
=========================================================================

                                PART I

ITEM 1. BUSINESS.

GENERAL

The Registrant, International Comfort Products Corporation (formerly Inter-City Products Corporation), is referred to herein as the "Company" and such reference includes both the Registrant and its consolidated subsidiaries, unless otherwise indicated.

The Company is one of the leading designers, manufacturers and marketers of central air conditioning and heating products for residential and light commercial use in the United States and Canada. The Company also has recently emphasized its presence in other international markets, such as Mexico, Latin America and southern Europe. The Company designs, manufactures, sells and distributes a complete range of central air conditioners, heat pumps and combination gas/electric units (collectively, "unitary air conditioners" or "cooling products"), and gas, oil and electric furnaces ("heating products") along with related parts and accessories for the residential and light commercial markets.

Its principal brand names - Heil, Tempstar, Arcoaire, Comfortmaker, Airquest, KeepRite and Lincoln - are widely recognized in the industry. The Company's commercial products carry the new ICP Commercial brand, as well as the traditional Heil, Tempstar, Arcoaire, Comfortmaker and KeepRite identities. Management believes that the Company and its products are known for their quality, reliability, customer service and price competitiveness. The Company's products are sold primarily through a network of approximately 400 independent heating, ventilation and air conditioning ("HVAC") distributors in the U.S., Canada, and international markets. The Company's products are also marketed through independent air conditioning and refrigeration wholesalers, major commercial contractors and builders.

In 1997, the Company had operating revenue of $630.7 million. For 1997, sales of cooling products were approximately 61.3% (1996 - 61.7%; 1995 - 63.3%) of consolidated operating revenue and sales of heating products were approximately 25.7% (1996 - 27.1%; 1995 - 27.7%) of consolidated operating revenue. In 1997, service parts and other income accounted for 13.0% (1996 -
 11.2%; 1995 - 9.0%) of consolidated operating revenue. Management believes the Company derived approximately 70% of its sales in 1997 from the replacement and renovation market and approximately 30% from the new residential and commercial construction market. Financial information by geographic area is disclosed in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

The Company was formed by articles of amalgamation dated September 1, 1988 as amended by articles of arrangement dated April 18, 1990 under the laws of the Province of Manitoba
                              - 1 -

and subsequently continued under the Canada Business Corporations Act effective August 14, 1992. The Company's primary heating and cooling subsidiaries are International Comfort Products Corporation (USA) ("ICP USA") and International Comfort Products Corporation (Canada) ("ICP Canada").

STRATEGY

Since 1995, the Company has undertaken a strategic initiative to (i) reduce manufacturing and overhead costs; (ii) reduce lead times for processing customer orders; (iii) improve product quality and customer service; (iv) broaden product offerings while rationalizing stockkeeping units within product lines; and (v) improve and expand the Company's distribution network. The restructuring process included:

    * the consolidation of production at ICP (USA)'s Lewisburg, Tennessee, manufacturing facility;
    *     writing off discontinued businesses and nonperforming assets;
    * extensive salaried and hourly staff layoffs, including the elimination of management layers;
    *     major streamlining of manufacturing practices;
    *     revisions to product prices and distributor credit terms;
    * the workdown of inventory in the factory and in the distribution system;
    *     the introduction of competitive entry-level products;
    * the termination of underperforming distributors and addition of new distributors;
    * the implementation of effective working capital management practices; and
    *     improvements in operations, product quality, and customer service.

Although the immediate results of the Company's strategic initiative severely depressed 1995 revenues and earnings, management believes that the steps it undertook allowed the Company to return to profitability and positions the Company for continued growth. From 1995 through 1997, the Company identified and eliminated approximately $50 million from its manufacturing cost base.

In addition to continuing the Company's implementation of its 1995 initiatives, the Company is committed to (i) growing its operating revenue in excess of industry growth rates; (ii) improving profitability; and (iii) managing working capital. The Company seeks to achieve these goals through the implementation of the following strategies:

(i)  Modify management systems and incentives.

The Company has organized its major operations into five separate business units (residential, commercial, Canada, FAST Parts, and international). Each unit has
                                - 2 -

separate growth strategies and long-term goals, and access to all corporate services and resources to address these needs. The Company believes this approach focuses energy on long-term planning and building to customer demand, and encourages a healthy degree of internal competitiveness.

(ii) Increase residential market share in the United States and Canada by improving the distribution network. The Company believes that by strengthening its substantial distributor base and selecting additional distributors in markets where sales are below market share targets, the Company may increase its core residential sales. As part of its strategy, the Company intends to focus on strengthening its relationships with its distributors, with special emphasis on the distributor's commitment to annual sales quotas, participation in the Company's marketing and promotional programs, staff training and mutually beneficial business practices.

(iii) Expand its commercial market product offerings and gain market share. The Company also intends to undertake efforts to increase its commercial product sales. In 1997, the Company formed a business unit devoted solely to designing, manufacturing and marketing commercial unitary package and split systems up to 20 tons. Until 1998, the Company sourced split systems of commercial products from 12.5 to 20 tons from other manufacturers. The Company is also considering manufacturing and marketing an expanded commercial product offering to meet market requirements through 40 tons.

(iv) Develop aftermarket replacement parts business. Aftermarket parts currently represents about 5% of the Company's revenues. In order to grow this segment of its business, the Company has designated this as a separate business group. With 27,000 stockkeeping units, the Company intends to provide distributors the benefit of one-stop shopping for compressors, coils, motors, fans, values, fasteners and other repair items for HVAC equipment.

(v) Pursue international opportunities . The Company intends to expand its operations outside North America. In 1997, the Company opened two distribution warehouses in Miami to service the Latin American markets, two distribution warehouses in Mexico, and a parts distribution store in Brazil. Late in 1997, the Company also acquired a distribution company in Spain.
The Company believes it can increase its operating revenues by establishing a brand name parts distribution center in South America for air conditioning and refrigeration repair service sectors and follow with the introduction of the Company's products later. The Company believes that this strategy of expansion overseas can create an opportunity to generate early cash flow without risking a substantial amount of capital.

(vi) Seek to augment internally generated growth by acquiring businesses with new products, customer lists and manufacturing resources. With a stronger financial position, the Company intents to consider acquisitions that support its growth strategy and are synergetic to its management style, distribution systems and purchasing and manufacturing methods.

(vii)  Continue to reduce manufacturing costs and standardize components.
By reducing costs, the Company can continue to lower its break-even point for its operations. Management believes that its positive results of operations for 1997 resulted in large part from structural cost reductions achieved during the prior two years. Management believes it is necessary to continue productivity gains in order to offset the effects of inflation.

(viii) Reduce lead time. The Company also is attempting to reduce the lead time required for customer orders. Lead time on customer orders has declined from 90 days as recently as 1994 to 14 days in 1997 on approximately 98 percent of the Company's residential products. The Company intends to continue to focus efforts to reduce the lead time even further in order to reduce inventory requirements for the Company's distributors and thereby make the Company a more attractive supplier of heating and cooling products.

(ix) Expand strategic relationships. The Company also believes that it can increase its core residential sales by building relationships with national accounts, such as dealer buying groups, distributor consolidators, and major home builders. Management believes that the selection of the Company by 23 national home builders, including five within the last two years, to supply the Company's products for new home developments is evidence of past success of this approach.


ACQUISITIONS AND DIVESTITURES

Effective January 31, 1998, ICP (USA) acquired United Electric Company ("United Electric") of Wichita Falls, Texas, a manufacturer of hydronic and direct expansion blower and HVAC coils, fan coils, and hydronic unit ventilators for commercial HVAC systems. United Electric's estimated 1997 sales were approximately $25.0 million. This acquisition will be included in the consolidated financial statements of the Company upon the acquisition date.

In September 1997, the Company sold substantially all of the assets and liabilities of General Heating and Cooling Company ("General Heating"), a heating and cooling products distributor and a company-owned factory branch to Pameco Corporation, a leading distributor in the HVAC industry. In January 1997, the Company also sold Coastline Distribution Inc. ("Coastline") which had 21 branches throughout Florida, Georgia and Alabama, to Watsco, Inc., a leading distributor in the climate control industry. In addition, Watsco, Inc. also acquired four of the Company's U.S. factory branches. Coastline and General were acquired in July 1996 as a strategic move to protect the Company's long-term prospects in the U.S. southeast and midwest and were sold when owners committed to the businesses were found.

During 1997, the Company acquired two western Canadian distributors and a distribution company in Spain to expand coverage in the western Canadian provinces and establish a base in Europe, respectively.

In May 1996, the Company sold Thompson Pipe and Steel Company ("Thompson Pipe"), a wholly owned steel pipe manufacturing subsidiary, which was involved in the fabrication of large diameter steel pipe and fittings and the manufacture of liquid propane gas tank cylinders. The results of operations of Thompson Pipe have been accounted for as a discontinued operation.

PRODUCTS

The Company designs, manufactures, and markets heating and cooling systems for single family homes, mobile homes and multi-family apartment buildings, as well as commercial properties such as schools, restaurants, small business offices, retail stores, and other industrial and commercial buildings.

The Company's products are:

UNITARY AIR CONDITIONERS

(1)     Split system and packaged air conditioners

A split system air conditioner consists of an outdoor unit containing a compressor and a condenser, and a connected indoor unit containing a heat exchanger, an electric, gas or oil heating section, an indoor blower system and associated controls. A packaged air conditioner consists of a self-contained cooling system in a single weatherized cabinet.

(2)     Split system and packaged heat pumps

These systems are used for heating as well as cooling systems. A split system heat pump is similar to a split system air conditioner, but also includes a refrigerant reversing valve, special controls and auxiliary heat (usually electric). A packaged heat pump is similar to a packaged air conditioner and includes a reversing valve, special controls and auxiliary heat.

(3)     Combination gas/electric units

A combination gas/electric unit is a self-contained packaged air conditioner with a gas furnace heat exchanger and special controls in a single weatherized cabinet.

The Company's residential unitary air conditioners range in capacity from one to five tons, while its commercial unitary packaged and split systems range
in capacity from three to 20 tons.   The Company's longer term goal is to
manufacture and market a commercial system up to 40 tons.

GAS, OIL AND ELECTRIC FURNACES

The Company's residential furnaces range in capacity from 50,000 to 150,000 British Thermal Units per hour ("BTU/hr"), while its commercial heating line features furnaces ranging in capacity up to 355,000 BTU/hr.

BRAND NAMES

The Company offers its various products under several brand names - HEIL, TEMPSTAR, ARCOAIRE, COMFORTMAKER, AIRQUEST, KEEPRITE, and LINCOLN. United Electric sells its products under the MAGICAIRE brand. The Company believes that its products are widely recognized for their quality, customer service, reliability and price competitiveness.

PARTS AND ACCESSORIES BUSINESS

The Company also conducts an active parts business under the "FAST" (Factory Authorized Service Technology) trademark in the United States and Canada. The parts business has shifted from a primary emphasis on serving warranty claims to being a one-stop shopping counter that a distributor, dealer or contractor might need to service heating and cooling systems. The Company believes its warranty protection is generally equal to or superior to that of its major competitors.

SALES AND DISTRIBUTION

The Company markets its products in all 50 states in the United States, primarily through independent distributors. These distributors are the Company's link to dealers and, in turn, to consumers. Distributors sell the Company's products to installers in the replacement and renovation businesses as well as building contractors in the new housing and light commercial construction sectors. Approximately 70 percent of the Company's products are used to replace existing systems, with the balance installed in new construction projects. The Company is also focused on building relationships with national accounts, such as dealer buying groups, distributor consolidators, and major home builders.

Within the Company, two separate teams are responsible for sales of the Company's United States sales between an Eastern and Western division. The Company offers distributors a variety of advantages designed to promote maximum profitability to the Company and its distributors. A network of regional sales managers, field sales and customer service personnel is accessible to distributors to coordinate promotional activities and to quickly resolve any product problems. To improve communications with distributors, the Company has a program designed to give them computer access to the Company's inventory records. Such improved communications will facilitate the Company's "just-in-time" production system, permitting the Company to tailor its manufacturing schedule to the specific product lines in the greatest demand. Allowing distributor access to available inventory levels has the additional benefit of permitting distributors to reduce their inventory levels while being assured of an adequate and timely supply of products. The on-line program also permits distributors to process warranty claims through a computer network linked with the Company.

The Company monitors monthly shipments and inventory levels from a representative sampling of distributors using new electronic data interchange capabilities. This sampling allows the Company to gauge future sales demand and improves the communication between the different functions that are involved in forecasting and scheduling production.

In Canada, the Company markets its products through four primary channels:

1. KEEPRITE, ARCOAIRE and COMFORTMAKER brand residential central heating and air conditioning products are sold through HVAC distributors and independent wholesalers in all provinces in Canada. KEEPRITE brand commercial products are sold through independent distributors and major commercial contractors across Canada;

2. HEIL brand residential products are sold directly to distributors and installing dealers by distribution centres which are wholly-owned by the Company in Ontario, Quebec, Manitoba and British Columbia;

3. TEMPSTAR brand products are sold through plumbing and heating wholesaler outlets owned by Westburne Industrial Enterprises on an exclusive basis in all provinces in Canada; and

4. LINCOLN brand oil and electric furnaces are sold by the Company in eastern Canada.

In 1997, the Company generated approximately $26.7 million in export revenue (1996 - $8.2 million; 1995 - $6.4 million). The Company's principal markets for international sales are in Latin America and Europe.

The Company also offers extensive training courses at its national training center in LaVergne and other selected locations. The courses are designed to help improve business and technical skills and include small business management, dealer sales, distributor sales, residential application and design, introduction to heating and air conditioning, heat pump service and troubleshooting, gas furnace installation and service fundamentals and troubleshooting.

The Company conducts advertising to enhance consumer awareness and to position its principal brands as premier residential heating and cooling products. The advertising program is complemented with trade advertising that focuses on dealers who install the Company's products and who influence the sale of heating and cooling products at the consumer level.

The Company offers a cooperative program to certain of its distributors which subsidizes local advertising and other promotional and developmental costs. In addition, the Company enables its distributors to offer various incentives to their dealer customers.

COMPETITION

Based on the Company's industry knowledge and published industry statistics, the Company believes itself to be one of the leading manufacturers (in terms of units shipped) of residential and light commercial heating and cooling products in the United States and Canada. The Company's six largest competitors in these markets are Carrier Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing, The Trane Company, York International Corporation, and Lennox Industries Inc. The Company believes that the total market share for these competitors (including the Company's market share) accounted for over 90% of the residential unitary air conditioner and the warm air furnace markets in 1997.

MANUFACTURING

Substantially, all of the Company's residential cooling and heating products are manufactured at a company-owned, 1,010,000 square foot facility located in Lewisburg, Tennessee. The Company focuses on lean production from its plant, supported by the latest cost-cutting technology and a "just-in-
time"  production  system.   This system is designed to minimize raw material
and in process inventories through close coordination of delivery of raw materials and components from outside suppliers at the manufacturing facility. The production process facilitates the manufacturing of standardized products. By manufacturing standardized products and using more adaptable equipment, the Company is able to reduce the time necessary to set up the production line to manufacture a particular model and to change the production line to manufacture other similar models.

While most of the components used by the Company are purchased from outside suppliers, the Company manufactures selected components where it is cost-efficient. For example, the Company produces heat transfer surfaces, or coils, for its unitary air conditioners as well as patented heat exchangers used in its furnaces. The Company imposes strict quality control standards through a Total Quality Management Program covering all aspects of the manufacturing process. All units produced are tested and key statistics from selected units are recorded prior to shipment. In addition, several units are randomly selected each day for a quality audit of construction and performance. In 1996, the Company adopted the ISO 9000 standards which set quality guidelines for manufacturers and requires an independent party to audit and document the compliance guidelines twice a year. The Company's Lewisburg and LaVergne facilities received the Certificate of Registration to the ISO 9001:1994 Quality Standard on July 1, 1997.

Beginning in 1995, distributors and dealers have been participating in monthly in-plant audits of products whereby a product is selected from the assembly line for inspection and testing. These in-plant audits provide suggestions for improved quality and features which have resulted in a significantly higher customer satisfaction rating for the Company's products.

FACILITIES

In 1995, the Company constructed a 500,000 square foot distribution center in Lewisburg, adjacent to the manufacturing facility. All marketing, finance and administrative functions were consolidated at the manufacturing and distribution facilities in Lewisburg in 1995. The Company leases parts warehouses in LaVergne and Manchester, Tennessee.

In Canada, the Company owns two main facilities. Oil and electric furnaces are manufactured in Laval, Quebec and the former manufacturing facility located in Brantford, Ontario, is being utilized as ICP (Canada)'s primary distribution center. The Company also leases other distribution facilities in Ontario, Quebec, Manitoba and British Columbia.

RAW MATERIALS AND PURCHASED COMPONENTS

The Company purchases all raw materials and most components used in the manufacturing process. Purchased materials and components include copper, aluminum, steel, wire, paint, compressors, motors, capacitors, fasteners, controls, valves and insulating materials. When practical, the Company establishes multiple sources for the purchase of raw materials and components in an attempt to ensure competitive pricing, supply flexibility and protection from supply disruption. The Company works closely with major suppliers to ensure that all major components meet quality and performance standards. The Company deals with approximately 250 suppliers, of whom 65 firms represent 95 percent of its purchasing expenditures. Typically, outside suppliers provide warranties on all major purchased components. The Company believes that it has adequate sources of raw materials and components for its manufacturing requirements.

The Company purchases many of its components from suppliers who are certified by the Company. Certified suppliers are judged by the Company to have quality components that can be readily introduced into the production lines without being inspected upon receipt. The Company believes that the process of certification identifies a small number of quality suppliers, which facilitates the Company's "just-in-time" production system.

RESEARCH AND DEVELOPMENT

The Company maintains an engineering staff of approximately 60 people, who are involved in laboratory testing and improvement of existing product lines and in the development and testing of new products for the United States, Canadian, and international markets. These activities are conducted in the Company's laboratory and manufacturing facilities located in LaVergne and Lewisburg, Tennessee, respectively. The Company is in the process of relocating its laboratory from its LaVergne facility to the Lewisburg plant. The primary objective of the engineering department is to conduct research to keep the Company's products competitive by improving product cost, safety, reliability and performance and ensuring compliance with environmental standards. The Company's goal is to respond to market needs and the technological demands of government regulation. The engineering staff also strives to reduce manufacturing costs through cost control programs, standardization, size and weight reduction, the application of new technology, and improvements in production techniques.

Close contact is maintained with marketing personnel to ensure that the final product will meet customer needs, and with manufacturing personnel to ensure that the product design is compatible with the Company's flexible "just-in-time" manufacturing process. The Company's engineers also work closely with major component suppliers to improve manufacturing efficiencies and keep abreast of new technological advances.

During the past three fiscal years, research and development costs aggregated approximately $8.7 million.

PATENTS AND TRADEMARKS

The Company holds numerous patents relating to the design and use of its products that it considers important. It is the Company's policy to obtain patent protection for its new and developmental products and to enforce such patent rights as appropriate. The Company owns several trademarks that it considers important in the marketing of its products, including HEIL, TEMPSTAR, KEEPRITE, ARCOAIRE, COMFORTMAKER, LINCOLN, and AIRQUEST. The Company believes that its rights in these trademarks are adequately protected.

MAJOR CUSTOMERS

During 1997, one customer accounted for approximately 11% of the Company's consolidated operating revenue and revenues from the Company's 10 largest customers accounted for approximately 36% of consolidated operating revenue. While management believes its relationships with its distributors are satisfactory, in the event of the loss of a significant distributor, the Company's results of operations would be adversely effected in the event that the Company is unable to satisfactorily replace the distributor.

ENVIRONMENTAL REGULATION AND PROCEEDINGS

The Company and its operations are subject to a variety of federal, provincial, state and local environmental laws and regulations, including, among others, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental, Resource, Conservation and Liability Act, the Resource Conservation and Recovery Act, the Occupational Health and Safety Act and the Toxic Substances Control Act in the United States and the Canadian Environmental Protection Act, the Fisheries Act (Canada), the Environmental Protection Act (Ontario), the Gasoline Handling Act (Ontario), and the Environmental Quality Act (Quebec) in Canada. The Company believes that it is in substantial compliance with such existing environmental laws and regulations.

Growing concern over potential ozone depletion has led to increased regulation of high ozone depletion refrigerants, including the Montreal Protocol. On November 25, 1992, the Montreal Protocol was amended to phase-out the production and use of hydrochlorofluorocarbons ("HCFCs"), beginning in 1996 and ending in 2030.

In the United States, the 1990 Clean Air Act Amendments implement the Montreal Protocol by establishing a program for limiting the production and use of ozone-depleting chemicals. Under the Clean Air Act, HCFC-22 (the only refrigerant used in the Company's products) is designated as a "Class II substance"; such substances are currently scheduled to be phased out under the Clean Air Act Amendments between 2010 and 2020.

As a result of the recent amendments to the Montreal Protocol, the Environmental Protection Agency ("EPA"), which is authorized under the Clean Air Act to accelerate the statutory phase-out schedule for any Class II substance, is likely to promulgate regulations to implement those amendments. Alternatively, the EPA could adopt proposals made by various groups to phase-out Class II substances, including HCFC-22, substantially earlier than under the schedule provided by either the Clean Air Act or the Montreal Protocol. It is unclear which, if any, of these proposed schedules will be adopted by the EPA.

In Canada, the Ozone-Depleting Substance Regulations under the Canadian Environmental Protection Act do not currently regulate the production and use of HCFCs. However, Environment Canada is committed to complying with the Montreal Protocol and is considering a more aggressive phase-out of HCFCs than is currently agreed under the Montreal Protocol. It is anticipated that the Ozone-Depleting Substance Regulations may be amended to provide for a gradual phase-out of HCFCs between 2004 and 2020.

All cooling products manufactured by the Company contain HCFC-22. This refrigerant is sealed inside the air conditioner and is expected to remain within the unit throughout the operating life of the system without leakage to the atmosphere. The Company believes that its operations comply with all current legislation and regulations relating to refrigerants and that the Montreal Protocol, the Clean Air Act Amendments and their implementing regulations as currently in effect or any anticipated accelerated phase-out will not have a material adverse impact on its operations over the next ten years. However, the Company believes that the implementation of more severe restrictions on the use of Class II refrigerants could have such an impact.

Prior to the phase-out of HCFC-22, the Company must identify substitute refrigerants for use in cooling products. The Company has been working closely with refrigerant manufacturers and others in the industry to develop new refrigerants that are compatible with its existing cooling product lines. Such new refrigerants may require the Company to modify the design of its cooling products. The Company is unable to predict the precise extent of necessary modifications or the costs associated with the use of alternative refrigerants, but does not expect that either will have a material adverse effect on the industry unless the phase-out is accelerated more rapidly than is currently anticipated under the Clean Air Act or the Montreal Protocol.

The Company and its operations are subject to federal, provincial, state and local laws and regulations that limit the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Federal, provincial and state environmental laws and regulations impose liability on responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. The Company is involved in remedial action at its Lewisburg manufacturing facility pursuant to these laws, but, based on information currently available, does not anticipate that such action will have a material adverse effect on its financial condition or operations as further described.

In conjunction with the Tennessee Department of Environment and Conservation, ICP (USA) has been involved in paying the costs of assessing the extent of, and remediating, soil and ground water contamination at its Lewisburg manufacturing facility caused by a sudden and accidental spill of trichloroethylene in 1980 by the previous owner of the property. ICP (USA) has paid for certain investigative activities and initial remediation at the manufacturing facility as well as off-site drum storage locations. At December 31, 1997, the costs of the remainder of the environmental cleanup, which management believes are reasonably determinable over a ten year period, were discounted at 5.5%. At December 31, 1997, ICP (USA) has a provision of approximately $3.1 million for the cost of this cleanup.

In connection with the environmental remediation at the off-site drum storage locations, ICP (USA) has entered into a cost-sharing agreement with the previous owner. This agreement calls for each entity to bear fifty percent of the investigation, cleanup, monitoring, removal and treatment of the existing drum storage sites. Additionally, in the event that other drum storage sites are discovered, ICP (USA) and the previous owner shall bear the additional costs at a ratio of sixty percent and forty percent, respectively. The estimated costs to cleanup the existing drum storage sites are included in the amounts detailed above.

In December 1991, the Company and Flying J, Inc. ("Flying J") entered into a cost sharing agreement whereby the Company will participate with Flying J in the financing of future cleanup activities for environmental contamination at various refinery sites sold by the Company to Flying J in 1980. This settlement does not affect claims by Flying J or the Company against third parties who may be responsible for contribution to refinery cleanup costs.
In December 1991, the Company also reached a settlement with several of its insurance carriers whereby the insurers will reimburse the Company for a portion of the expenses the Company will incur in the cleanup activities at the refineries. Ongoing cleanup activities at four refinery sites are at different regulatory stages.

Although the scope of the project is becoming better understood and defined with the various regulatory agencies, the ultimate scope of the projects remains uncertain and it is not possible to definitively estimate the ultimate costs of remediation of such environmental contamination. At December 31, 1997, the Company has an accrual of $11.0 million for its estimated share of future cleanup costs. The Company has offsetting receivables due from insurers of $6.8 million included in the consolidated balance sheet. Based on current information prepared by independent environmental consultants, the Company's share of the cost of environmental cleanup, discounted at 5.5% is currently estimated to be approximately $7.2 million over the next 21 years. The expected insurance recoveries discounted at 5.5% are currently estimated to be approximately $3.6 million over the next 21 years.

OTHER GOVERNMENTAL REGULATIONS

The Company is subject to regulations in the United States promulgated under the 1987 National Appliance Energy Conservation Act, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed and continues to develop products which will comply with these regulations, and does not believe that such regulations will have a material adverse effect on its business.

The Company is also subject to the energy efficiency requirements contained in the Energy Policy Act of 1992, which became effective in 1994. All of the Company's products comply with these standards.

BACKLOG ORDERS

The backlog of orders was approximately $24.2 million at December 31, 1997 (1996 - $63.4 million, 1995 - $71.6 million). The decline in backlog of orders reflects the Company's shift away from advanced orders and pre-season sales programs due to significantly shorter lead times on customer orders over the past three years.

EXPORT SALES

Export sales, being sales from the Company's domestic operations to foreign customers amounted to approximately $26.7 million in 1997 (1996 - $8.2 million; 1995 - $6.4 million).

EMPLOYEES

At December 31, 1997, the Company had approximately 2,300 salaried and hourly employees engaged in its operations. The hourly employees representing approximately 1,600 of the total employees, are represented under five collective bargaining agreements with four unions. The renegotiation of these collective agreements will occur during the years 1998 and 1999. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES.

The major operating facilities which are owned or leased by the Company at December 31, 1997 are shown in the following table:

                  OWNED/           AREA
LOCATION          LEASED<F1>     (SQ.FT.)       PRODUCTS/ACTIVITIES
--------------------------------------------------------------------------
UNITED STATES

Franklin, TN         L             10,400       Executive office
Lewisburg, TN        O          1,010,000       Manufacture of residential
                                                and light commercial
                                                heating and cooling products
                     O            500,000       Distribution
LaVergne, TN<F2>     O            247,000       Research, development and
                                                training center
Nashville, TN        L            160,700       Service parts warehouse
Manchester, TN       L             75,000       Service parts warehouse
Miami, FL            L             32,800       Parts and distribution
                     L              5,600       Parts and distribution
CANADA

Brantford, ON        O            323,000       Distribution
                     L             22,500       Distribution
Laval, PQ            O             96,800       Manufacture of residential
                                                heating products
                     L             88,800       Distribution
Vaughan, ON          L             41,300       Distribution
Prince George, BC    L             28,100       Distribution
Winnipeg, MB         L             26,900       Distribution
Langley, BC          L             10,800       Distribution
Burnaby, BC          L             10,700       Distribution
Waterloo, ON         L             10,600       Distribution
Coquitlam, BC        L              5,200       Distribution
Kelowna, BC          L              4,800       Distribution
Terrace, BC          L              4,800       Distribution

BRAZIL
Sao Paulo            L             10,800       Parts and distribution

MEXICO
Guadalajara          L             14,000       Parts and distribution
Monterrey            L             12,000       Parts and distribution

SPAIN
Madrid               L             11,400       Parts and distribution
Barcelona            L              3,900       Parts and distribution

[FN]
<F1>
Certain of the Company's assets are pledged as collateral against ICP (USA)'s 9.75% Senior Notes. See "International Comfort Products Corporation - Notes to the Consolidated Financial Statements".
<F2>
Research laboratory is in the process of being relocated to the Lewisburg manufacturing facility. The Company is currently subleasing approximately 108,000 sq. ft. of the facility to a third party.

ITEM 3. LEGAL PROCEEDINGS.

Legal proceedings pertaining to the Company and its subsidiaries is set forth on note 15 to the Company's Consolidated Financial Statements and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of the fiscal year covered by this Annual
Report on Form 10-K, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, 17 C.F.R. Section 229.401, furnishes the following information with regard to its executive officers as an additional item in Part I of this Annual Report on Form 10-K. The following officers are those that the Company currently deems to be "executive officers", as defined by the Securities and Exchange Commission.

      Name                   Office                                     Age
      ----                   ------                                     ---
Richard W. Snyder      Chairman of the Board                             59
W. Michael Clevy       President and Chief Executive Officer             49
David P. Cain          Senior Vice President, General Counsel
                       and Secretary                                     52
Stephen L. Clanton     Senior Vice President, Chief Financial Officer
                       and Treasurer                                     46
Francis C. Harrell     Senior Vice President, USA Sales                  58
Robert C. Henningsen   Senior Vice President, Human Resources and
                       Administration                                    58
Herman V. Kling        Senior Vice President, Marketing                  48
Alexander T. Lim       Vice President, Engineering                       55
Augusto H. Millan      Senior Vice President and General Manager,
                       International Sales and General Manager,
                       Aftermarket Sales                                 48
David B. Schumacher    Vice President and General Manager,
                       Commercial Products Group                         38
Karla G. Smith         Vice President, Corporate Communications          36
H. David Tayler        Senior Vice President and General Manager,
                       Canadian Operations                               54
James R. Wiese         Senior Vice President and General Manager,
                       Residential Products Group                        47

There is no family relationship among the above or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

Mr. Snyder, in 1982, founded SnyderGeneral Corporation, a manufacturer and marketer of air quality control products for the heating, ventilating and air conditioning markets. SnyderGeneral Corporation's residential air conditioning and heating business was acquired by the Corporation in June 1991. Mr. Snyder is a former Chairman of the Air Conditioning and Refrigeration Institute. Mr. Snyder was elected Chairman of the Board of the Corporation in June 1997.

Mr. Clevy joined the Corporation as President and Chief Operating Officer of the Corporation's U.S. operating subsidiary, International Comfort Products Corporation (USA) ("ICP USA") in September 1994. He was appointed President and Chief Executive Officer of the Corporation in December 1995. Prior to joining the Corporation, he was Vice President of Manufacturing and Technology of Carrier Corporation.
                                 - 15 -
Mr. Cain joined the Corporation on January 25, 1977 as Superintendent of Distribution. Thereafter, he moved into Manufacturing from 1978 until 1980, into Sales and Marketing until 1986, and into the Law department where he advanced to Senior Vice President and General Counsel on January 1, 1993 and Senior Vice President, General Counsel and Secretary on June 4, 1996.

Mr. Clanton joined the Corporation as Senior Vice President, Chief Financial Officer and Treasurer on July 8, 1996. Prior to joining the Corporation, he was Executive Vice President and Chief Financial Officer for Falcon Products Inc., St. Louis, Missouri from 1988 to 1996.

Mr. Harrell joined the Corporation as Vice President, Sales transferring from SnyderGeneral on July 1, 1991. He was appointed Senior Vice President, USA Sales on January 1, 1995.

Mr. Henningsen joined the Corporation as General Manager, Human Resources on June 1, 1987. He was appointed as Vice President, Human Resources and Administration on January 1, 1989. He has served as Senior Vice President, Human Resources and Administration since December 7, 1994.

Mr. Kling joined the Corporation as Senior Vice President - Marketing on February 1, 1997. Prior to joining the Corporation, he was Product Manager for General Electric Company. He worked for General Electric in marketing, customer service and sales for 20 years.

Mr. Lim joined the Corporation as Director, Light Residential Engineering on May 1, 1987, transferring from KeepRite Inc. He served as Director and Senior Director of Quality and Technology from 1989 until December 1, 1995 when he was appointed Vice President - Engineering.

Mr. Millan joined the Corporation as Vice President, Financial Operations on November 1, 1994. He was appointed as Senior Vice President and General Manager, International Sales and General Manager, Aftermarket Sales on
January 1, 1996.   Prior to joining the Corporation, he was Managing Director of United Technologies Corporation.

Mr. Schumacher joined the Corporation on March 1, 1992 as Manager - Development Engineer transferring from SnyderGeneral. He was promoted to Manager Product Marketing (ACO) on January 1, 1993 and to Senior Director - Product Marketing on March 1, 1995. He was appointed Vice President and General Manager, Commercial Products Group on January 1, 1997.

Ms. Smith joined the Corporation as Manager - Communications on May 1, 1992 transferring from SnyderGeneral. She was promoted to Director, Advertising and Sales Promotion on February 1, 1994 and to Senior Director, Corporate Communications on February 1, 1996. She was appointed Vice President, Corporate Communications on January 1, 1997.

Mr. Tayler joined the Corporation in May 1972. He served as Vice President - Operations from 1986 to 1995. In May 1995, he was appointed Senior Vice President and General Manager, Canadian Operations.

Mr. Wiese joined the Corporation as Director, Dealer Development on August 22, 1988. He was
promoted to Senior Director - Sales on August 1, 1992. He was appointed Senior Vice President, Marketing on January 25, 1993 and has served as Senior Vice President and General Manager, Residential Products Group since January 1, 1997.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. The Company's ordinary shares are traded on the Toronto Stock Exchange ("TSE") and the American Stock Exchange ("AMEX") under the symbol "ICP." The following table sets forth the high and low trading prices of the Company's ordinary shares as reported by the TSE and AMEX during each of the fiscal quarters of the prior two fiscal years:


   1997                    TSE-Cdn.$                  AMEX-U.S.$
   ---------------------------------------------------------------
                       High        Low           High         Low
   ---------------------------------------------------------------
    First Quarter       7.35       3.90          5.38         2.88

    Second Quarter      8.25       6.30          6.06         4.56

    Third Quarter      12.85       8.00          9.50         5.19

    Fourth Quarter     13.25       9.70          9.06         6.31
   ---------------------------------------------------------------

   1996                    TSE-Cdn.$                  AMEX-U.S.$
   ---------------------------------------------------------------
                       High        Low           High         Low
   ---------------------------------------------------------------
    First Quarter      2.25        1.20          1.75         1.00

    Second Quarter     4.25        2.05          3.19         1.56

    Third Quarter      4.30        3.70          3.25         2.75

    Fourth Quarter     4.60        3.40          3.50         2.56
   ---------------------------------------------------------------

(b) HOLDERS. There were 1,538 shareholders of record as of December 31, 1997.

(c) DIVIDENDS. The Company has not paid a dividend on its ordinary shares since 1990. The Company currently intends to retain all earnings to support the development and growth of the Company. In addition, the Company's senior debt issue limits the ability to pay dividends and distributions on its ordinary shares.

ITEM 6.  SELECTED FINANCIAL DATA.

                              EIGHT YEAR SUMMARY OF OPERATIONS
                                      (Canadian GAAP)
------------------------------------------------------------------------------------------
For the Years
ended December 31   1997     1996     1995     1994     1993     1992     1991     1990
------------------------------------------------------------------------------------------
OPERATIONS
(In Millions of
  U.S. Dollars)

Operating revenue   $ 630.7  $ 641.9  $ 532.8  $ 635.2  $ 598.0  $ 566.7  $ 467.9  $ 473.8

Gross margin          127.0    124.1     65.4    112.9     99.6    121.3    102.3    108.6

Operating
   profit (loss)       41.5     33.4    (43.3)    17.6     (4.0)    14.6     16.7     27.3

Financial expenses     19.5     21.8     25.1     23.1     18.1     16.8     26.6     21.9

Income (loss) from
   continuing
   operations          22.0     11.6    (81.2)    (4.6)   (17.8)    (2.1)    (5.0)     1.7

Net income (loss)      22.0      8.5    (93.2)    (7.5)   (21.0)    (3.2)    (6.9)   153.3
------------------------------------------------------------------------------------------

PER ORDINARY SHARE
(In U.S. Dollars)

Income (loss) from
   continuing
   operations       $  0.56  $  0.30  $ (2.09) $ (0.20) $ (0.87) $ (0.26) $ (0.70) $ (0.29)

Net income (loss)
   after
   discontinued
   operations       $  0.56  $  0.22  $ (2.40) $ (0.29) $ (1.00) $ (0.31) $ (0.86) $ 21.83
------------------------------------------------------------------------------------------

FINANCIAL POSITION
(In Millions of
  U.S. Dollars)

Total assets        $ 352.0  $ 345.0  $ 345.8  $ 486.1  $ 490.2  $ 401.8  $ 420.5  $ 327.1

Working capital       136.6    103.8     60.5    153.0    167.5    102.9     73.8     45.2

Fixed assets (cost)   214.3    213.2    186.2    197.9    213.3    201.9    179.1    155.6

Debt*                 185.5    204.0    182.7    242.8    216.0    128.8    197.0    150.1
------------------------------------------------------------------------------------------

* Includes short-term borrowings and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The Company reported its second consecutive year of profits in 1997 after five prior years of losses. The 1997 net income totaled $22.0 million, or 56 cents a share, compared with $8.5 million, or 22 cents per share, a year earlier. Improved net income was achieved despite a slight decline in operating revenue.

ACQUISITIONS AND DIVESTITURES

During 1997, the Company sold two distribution companies and five factory branches. The distribution companies were acquired in July 1996 to protect the Company's long-term growth prospects in the U.S. midwest and southeast. At the time of acquisition, the Company stated that it would sell the distributors when owners committed to the business could be found.

The sale of the two distributor companies and five factory branches primarily accounted for the 1997 decline in the Company's operating revenue.

In 1997, the Company acquired a distribution company in Spain and two distribution companies in Canada to establish a base in Europe and to expand coverage in the western provinces, respectively. The Company intends to make further acquisitions in North America and overseas that complement or augment its core businesses of manufacturing and selling residential and commercial heating and cooling systems. Subsequent to year end, the Company purchased United Electric Company of Wichita Falls, Texas. With 1997 sales of approximately $25 million, United Electric is a profitable company that manufactures components for commercial products. United Electric will continue to operate as an independent company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following table sets forth, for the years presented, certain information relating to the operations of the Company, expressed as a percentage of operating revenue.

                              1997             1996           1995
     ---------------------------------------------------------------
     Operating revenue        100.0%           100.0%         100.0%
     Cost of sales             79.9             80.7           87.7
     Gross margin              20.1             19.3           12.3
     Selling, general and
      administrative expenses  13.6             14.1           17.5
     Operating profit (loss)    6.5              5.2           (8.1)
     Financial expenses         3.0              3.4            4.7
     Income (loss) before
       income taxes             3.5              1.8          (12.8)
     Income taxes                -                -            (2.4)
     Income (loss) from
       continuing operations    3.5              1.8          (15.2)
     Loss from discontinued
       operations                -               (.5)          (2.3)
     Net income (loss)          3.5              1.3          (17.5)
     ===============================================================

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

OPERATING REVENUE

Operating revenue was $630.7 million in 1997, compared with $641.9 million a year earlier, a decline of $11.2 million, or 1.7 percent. The two distribution companies noted earlier accounted for 3.3 percent of 1997 operating revenue, compared with 4.5 percent in 1996.

When the revenue of the distribution companies and the factory branches is removed from the 1997 and 1996 results, the Company's 1997 operating revenue increased slightly to $609.1 million from $607.1 million. This occurred in a year when North American industry sales declined by about five percent due to the impact of a cool spring and summer on the demand for air conditioning units. Higher international, commercial and parts sales offset the revenue decline in the Company's residential products.

Approximately 84 percent of the 1997 revenue was generated in the United States, 12 percent in Canada, and 4 percent in international markets, compared with 87 percent, 12 percent, and 1 percent, respectively in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

GROSS MARGIN

Despite lower production and sales volumes, gross margin increased by $2.9 million to $127.0 million, or 20.1 percent of operating revenue in 1997 compared to 19.3 percent in 1996. The improved margin resulted primarily from continuous cost savings and manufacturing efficiencies introduced at the plant in Lewisburg, Tennessee. The Company intends to continue the emphasis on cost reductions and manufacturing efficiencies to improve gross margin.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") excluding warranty expense were virtually unchanged in 1997 compared with 1996. The higher expenses associated with two acquisitions in Western Canada, a distribution company in Spain and the establishment of parts outlets in Latin America were offset by the cost savings resulting from the sale of the non-core businesses noted earlier. Total SG&A declined as a percentage of operating revenue from 14.1% in 1996 to 13.6% in 1997 primarily due to reduced warranty expense.

Warranty expense declined in 1997, partly as a result of reductions in product field failure rates and the progress made toward the Company's quality control target of zero defects. The remainder of the decline in warranty expense related to a specific provision recorded in 1996 for a component used by many installers and supplied by other manufacturers.

The 1996 warranty expense also included a provision for the introduction of a standard five-year limited warranty on replacement and service parts, replacing the previous one-year warranty, and an additional provision for the packaged terminal air conditioning product line sold at the end of 1994.

OPERATING PROFIT

The 1997 operating profit of $41.5 million was a 24 percent improvement over the previous year of $33.4 million. Earnings before interest, taxes, depreciation and amortization ("EBITDA") was $56.6 million, compared with $49.1 million in 1996.

FINANCIAL EXPENSES

Financial expenses declined to $19.5 million in 1997 from $21.8 million in 1996. The downward trend reflected lower interest expense, which fell to $18.2 million in 1997 versus $19.4 million in the previous year. The reduction in interest expense was the result of both lower interest rates and lower average borrowing levels that declined, net of cash, to approximately $186 million in 1997 from $196 million in 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

In 1997, $1.3 million of debt issuance costs were amortized, compared with $1.8 million in 1996. In addition, $0.6 million of debt issuance costs were written off in 1996.

INCOME TAXES

The Company is currently not recording an income tax provision as a result of accumulated tax losses from prior years.

DISCONTINUED OPERATIONS

The Company had no discontinued operations in 1997.

In 1996, the Company incurred a $3.1 million loss on the sale of Thompson Pipe & Steel Company ("TP&S"), a steel pipe manufacturing company based in Denver, which was sold in 1996.

NET INCOME (LOSS)

Net income totaled $22.0 million, or 56 cents per share in 1997, compared with $8.5 million, or 22 cents per share, in 1996.

The improvement in 1997 net income reflected structural cost reductions through the introduction of lean production at the manufacturing plant since 1995, and tight management of overhead costs and financial expenses. The net income also benefited from the early results of the long-term strategy to diversify the revenue stream beyond the mature North American residential market into commercial products, aftermarket parts and international sales.


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

OPERATING REVENUE

Operating revenue was $641.9 million in 1996, an increase of $109.1 million, or 20.5 percent, compared to 1995. Approximately $40 million was due to robust industry growth, gains in market share, and the addition of new distributors. Another $40 million was the result of renewed confidence in the Company's future among distributors who replenished inventories after reducing them in 1995 following a change in the Company's credit terms. The acquisition of the two distribution companies discussed earlier added $29 million in 1996 revenue.

GROSS MARGIN

Gross margin increased from 12.3 percent of operating revenue in 1995 to 19.3 percent in 1996, more than reversing the decline experienced in 1995. The recovery was the result of increased factory utilization from higher production volumes and sales as well as cost saving measures and manufacturing efficiencies at the plant in Lewisburg.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

In 1996, SG&A declined by $2.5 million due to lower bad debt expense, offset by higher marketing, advertising and sales expenditures associated with strong business expansion as well as additional expense for managing the two distributor networks acquired in 1996.

The 1996 warranty expense also increased by $2.8 million resulting from a provision for the introduction of a standard five-year limited warranty on replacement and service parts, and an additional provision for the packaged terminal air conditioning product line sold at the end of 1994.

OPERATING PROFIT (LOSS)

The 1996 operating profit of $33.4 million was a dramatic reversal of the $43.3 million operating loss recorded in 1995. EBITDA for 1996 was $49.1 million compared with a negative $24.5 million in 1995.

In 1995, $10.1 million was charged in asset writedowns for redundant machinery and equipment, the closing of the paint shop at the Lewisburg plant and the write-off of idle assets at the former Brantford, Ontario, plant. Restructuring costs totaled $5.4 million in 1995 for staff severance in the U.S. and Canadian operations. No similar charges were incurred in 1996.

FINANCIAL EXPENSES

Financial expenses declined to $21.8 million in 1996 from $25.1 million in 1995. The downward trend reflected lower interest expense, which fell to $19.4 million in 1996 compared to $21.7 million in the prior year. The reduction in interest expense was the result of both lower interest rates and lower average borrowing levels that declined, net of cash, to approximately $196 million in 1996 from $239 million in 1995.

In 1996, $1.8 million of debt issuance costs were amortized, compared with $1.3 million in 1995. In addition, $0.6 million of debt issuance costs were written off in 1996 and $2.1 million in 1995.

INCOME TAXES

The Company did not record an income tax provision in 1996 as a result of accumulated tax losses from prior years. In 1995, the total tax provision of $12.8 million included a deferred tax provision of $11.4 million, which represented the write-off of accumulated deferred income tax debits recorded as of December 31, 1994. This write-off was required since there was not reasonable assurance as of December 31, 1995, that the timing differences supporting these deferred tax debits would reverse.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

DISCONTINUED OPERATIONS

In 1996, the Company incurred a $3.1 million loss on the sale of TP&S.

In 1995, losses from discontinued operations totaled $12.0 million and consisted of: (i) $14.3 million for TP&S, including $6.0 million in asset writedowns; (ii) a $1.9 million write-off of a deferred tax debit established in prior years; (iii) the receipt of $2.9 million from a favorable judgment involving a former Canadian oil and gas subsidiary sold in 1989; and (iv) the utilization of tax losses for prior years resulting from the costs of selling the gas utility and propane operations of the Company in 1990.

NET INCOME (LOSS)

Net income was $8.5 million, or 22 cents per share, in 1996 compared with a loss of $93.2 million, or $2.40 per share, in 1995.

The 1996 return to profitability reflected strong growth in sales revenue coupled with lower structural costs.

The 1995 loss included $50 million for restructuring costs, asset writedowns, a discontinued non-core subsidiary, loss on the impairment of intangible assets, write-off of debt issuance costs, and the write-off of accumulated deferred tax debits. These expenses resulted in a loss of approximately $1.29 per share in 1995.


LIQUIDITY AND FINANCIAL RESOURCES

The Company has sufficient credit facilities and liquidity from free cash flow to meet its current capital and operating requirements.

CASH FLOW

Free cash flow (cash from operations adjusted for cash received from or utilized in investing activities) totaled $29.9 million in 1997, compared with a negative $4.4 million in 1996 and positive $59.5 million in 1995.

The 1997 free cash flow included $19.2 million from continuing operations, versus $14.1 million in 1996 and $70.5 million in 1995. The remaining $10.7 million of free cash flow in 1997 was principally a result of the sale of non-core distribution businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

WORKING CAPITAL AND SHORT-TERM BORROWINGS

Working capital rose to $136.6 million in 1997 from $103.8 million in 1996 and $60.5 million in 1995. The principal causes were higher accounts receivable, increased cash from operations beyond current capital and operating requirements, and substantially lower short-term borrowings.

The Company brought inventories back to acceptable levels by year end after reducing production in response to the lower demand for air conditioning systems during the cool summer. When the impact of the two distributor companies are removed, inventory levels were virtually unchanged in 1997 from 1996.

(millions of US dollars)                1997      1996     1995
-------------------------------------------------------------------
Inventories                             94.5     117.7     85.5
Accounts receivable                     96.5      78.0     77.9
Working capital                        136.6     103.8     60.5
Short-term borrowings                   19.7      39.0     17.7

Accounts receivable grew by 24 percent to $96.5 million as a result of more distributors taking advantage of the Company's recently established HVAC First financing service, increased international sales that take longer to settle, and an increase in sales close to year end in December 1997.

The $18.5 million increase in accounts receivable was more than offset by the $23.2 million decrease in inventories. These changes, coupled with a $5.2 million rise in accounts payable, meant that there was minimal change in non-cash working capital in 1997 compared with 1996.

CREDIT FACILITIES

The Company has negotiated credit facilities separately for the Canadian and the U.S. operations.

The Canadian operating company has a Cdn. $30 million revolving credit facility, which is sufficient to meet its needs. The three-year facility was arranged with a new lender in 1996.

The U.S. operating company has a five-year $70 million receivables purchase facility with a U.S. lender. This facility was arranged in July 1996 to replace the $75 million 364-day revolving credit facility scheduled to expire in January 1997. In July 1997, the U.S. company arranged a $15 million inventory credit facility. The U.S. operating company has adequate credit availability and expects to have more than sufficient cash flow from operations to meet its obligations in 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

LONG-TERM DEBT

The U.S. operating company has $140 million of seven-year senior notes maturing in March 2000. The notes are collateralized by the real and personal property of the U.S. company other than accounts receivable and inventories.

Long-term debt also includes a $25 million five-year unsecured term loan arranged for the Company's U.S. holding company which matures in October 2001.

CAPITAL EXPENDITURES

The Company spent approximately $8 million on capital improvements, primarily at the Lewisburg plant in 1997, compared with $12 million in 1996.

RISKS AND RISK MANAGEMENT

WEATHER RISK: An early and hot summer, or an early and cold winter, can create a surge in sales. Mild seasons, by contrast, undermine customer demand. To reduce the costs of exposure to short-term weather risk, the Company has reduced the time it takes to fulfill a customer's order to 14 days for most products. In 1997, for example, the cool spring and summer reduced the demand for air conditioning units. The Company responded by adjusting production levels to avoid a costly inventory build up.

SUPPLIER RISK: For a variety of reasons, a key supplier could be unable to meet the Company's requirements. Close relations are maintained with 65 companies that provide 95 percent of the material used in manufacturing. Several suppliers consign inventory and the Company only pays for components when they are used. Information management systems are integrated with key suppliers so that they can scan for product use at the end of the production line, provide an invoice, and replenish inventory.

DISTRIBUTOR RISK: The Company's distribution system consists of approximately 400 independent distributors in the U.S., Canada and internationally. Distributor risk is managed in part by terminating underperforming distributors and replacing them with more aggressive ones. The Company also emphasizes a mutually beneficial partnership with distributors, involving them in product design, monthly in-plant product audits and other programs.

MARKET RISK: The heating, ventilating and air conditioning business for residential and light commercial users in North America is approximately a $6 billion a year industry at the manufacturing level and $25 billion at the final customer level. The Company faces six major

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

competitors.   As the North American industry is mature, no new competitors are likely. The Company has improved its competitive position through a much lower cost structure and a change in its product mix.

YEAR 2000 COMPLIANCE RISK: The Company is completing the installation of new information management systems in 1998 that are year 2000 compliant. The systems have been customized to embrace all aspects of the Company's operations from ordering raw materials through to production of finished products, as well as for financial analysis and disclosure and general
management purposes.   A management committee is responsible for ensuring
that all interfacing systems of suppliers and customers will be year 2000 compliant.

TECHNOLOGY RISK: Technological risk is low as technical improvements in heating and cooling systems tend to be evolutionary over a number of years.

ECONOMIC RISK: The Company faces the normal economic risks of any consumer-oriented company -- such as changes in interest rates, employment levels, consumer spending, and general consumer and business confidence in the economy. Under adverse economic conditions, homeowners and commercial property owners are more likely to repair rather than replace deteriorated and older heating or cooling systems. The poor condition of many systems that have already been repaired, and the introduction of lower-cost entry-level systems, tend to offset this risk. Internationally, the Company's operations are concentrated in Latin America and more recently Europe with no exposure to markets in southeast Asia.

FINANCIAL RISK: The Company's return to profitability, a much lower break-even point, and adequacy of capital resources have mitigated financial risk. The Company's capitalization is over leveraged compared with other companies in and related to the industry.

FORWARD-LOOKING INFORMATION: Certain statements contained in this document constitute forward-looking statements that are not historical. Forward-looking statements involve risks and uncertainties, including but not limited to the risk factors described previously. Actual results could differ materially from those projected in the forward-looking statements as a result of these risks and should not be relied upon as a prediction of actual future results. The Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------

FUTURE EXPECTATIONS

The long-term strategic plan developed by management in 1996 in consultation with the Board of Directors was reviewed and updated in 1997. The plan establishes performance targets for the year 2000 within the framework of a 10-year corporate vision of growth.

The focus of the long-term strategy is to diversify beyond the Company's traditional core business of selling heating and cooling systems to the residential market. Key areas of future growth are commercial products, aftermarket replacement parts and international sales. The emphasis will be on improving gross margin to ensure profitability from internal growth as well as acquisitions that complement and augment the strategic plan. Subsequent to year end, the Company made its first strategic acquisition, United Electric Company, a profitable Texas company that manufactures components such as coils and ventilators for commercial heating and cooling systems.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The consolidated financial statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 32 through 69 of this Annual Report on Form 10-K.
---------------------------------------------------------------------------

                         ARTHUR ANDERSEN & CO.

---------------------------------------------------------------------------
                           AUDITORS' REPORT
---------------------------------------------------------------------------


To the Shareholders
International Comfort Products Corporation

We have audited the consolidated balance sheet of International Comfort Products Corporation (formerly Inter-City Products Corporation) as at December 31, 1997 and the consolidated statements of income (loss) and deficit and changes in financial position for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of International Comfort Products Corporation as at December 31, 1997 and the results of its operations and the changes in its financial position for the year then ended in accordance with accounting principles generally accepted in Canada.


 /s/ Arthur Andersen & Co.


February 9, 1998
Mississauga, Canada

COOPERS        chartered      145 King Street West      tel.:(416)869-1130
& LYBRAND      accountants    Toronto, Ontario          fax: (416)863-0926
                              Canada M5H 1V8            direct tel.:941-8237
                                                        direct fax: 941-8446



                          AUDITORS' REPORT


To The Shareholders
Inter-City Products Corporation



We have audited the consolidated balance sheet of Inter-City Products Corporation as at December 31, 1996 and the consolidated statements of income and deficit and changes in financial position for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Inter-City Products Corporation as at December 31, 1996 and the results of its operations and the changes in its financial position for the years ended December 31, 1996 and 1995 in accordance with generally accepted accounting principles.


 /s/ Coopers & Lybrand

Coopers & Lybrand
Chartered Accountants
Toronto, Ontario

February 11, 1997
                                - 31 -

                 INTERNATIONAL COMFORT PRODUCTS CORPORATION
           CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND DEFICIT
                   For the Year Ended December 31, 1997
                 (With Comparative Figures for the Years
                Ended December 31, 1996 and 1995 - note 20)
                      (In Millions of U.S. Dollars)
---------------------------------------------------------------------------

                                                1997        1996      1995
---------------------------------------------------------------------------
Operating Revenue                             $ 630.7     $ 641.9   $ 532.8
Cost of Sales                                   503.7       517.8     467.4
---------------------------------------------------------------------------
Gross Margin                                    127.0       124.1      65.4
Selling, General and Administrative Expenses     85.5        90.7      93.2
Asset Writedowns and Restructuring Costs
  (note 17)                                        -           -       15.5
---------------------------------------------------------------------------
Operating Profit (Loss)                          41.5        33.4     (43.3)
---------------------------------------------------------------------------

Financial Expenses
  Interest expense                               18.2        19.4      21.7
  Amortization of debt issuance costs             1.3         1.8       1.3
  Write-off of debt issuance costs                 -           .6       2.1
---------------------------------------------------------------------------
                                                 19.5        21.8      25.1
---------------------------------------------------------------------------
Income (Loss) Before Income Taxes                22.0        11.6     (68.4)
Income Taxes (note 11)                             -           -      (12.8)
----------------------------------------------------------------------------
Income (Loss) From Continuing Operations         22.0        11.6     (81.2)
Loss From Discontinued Operations (note 16)        -         (3.1)    (12.0)
----------------------------------------------------------------------------
Net Income (Loss)                                22.0         8.5     (93.2)
Deficit - Beginning of the Year                (138.4)     (146.9)    (53.7)
----------------------------------------------------------------------------
Deficit - End of the Year                     $(116.4)    $(138.4)  $(146.9)
============================================================================

Income (Loss) Per Ordinary Share (note 12)


                       see accompanying notes

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        As at December 31, 1997
     (With Comparative Figures as at December 31, 1996 - note 20)
                    (In Millions of U.S. Dollars)
-------------------------------------------------------------------------

                                                      1997         1996
-------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and short-term deposits                       $  31.0      $  17.6
  Accounts receivable - trade (less allowance
    for doubtful accounts; 1997 - $6.0; 1996 - $7.7)    96.5         78.0
  Note receivable (note 2)                               7.7           -
  Inventories (note 3)                                  94.5        117.7
  Prepaid expenses and other                             7.6          6.0
-------------------------------------------------------------------------
                                                       237.3        219.3
-------------------------------------------------------------------------

Fixed Assets (note 4)
Property, plant and equipment - at cost                214.3        213.2
Accumulated depreciation                               120.7        113.0
-------------------------------------------------------------------------
                                                        93.6        100.2
-------------------------------------------------------------------------

Intangible Assets, net (note 5)                         11.0         12.1

Other Assets, net (note 6)                              10.1         13.4
-------------------------------------------------------------------------
                                                     $ 352.0      $ 345.0
=========================================================================

----------------------------------     -----------------------------------
Director                                Director


                         see accompanying notes

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        As at December 31, 1997
     (With Comparative Figures as at December 31, 1996 - note 20)
                    (In Millions of U.S. Dollars)
-------------------------------------------------------------------------

                                                      1997         1996
-------------------------------------------------------------------------
LIABILITIES
Current Liabilities
  Short-term borrowings (note 7)                     $  19.7      $  39.0
  Accounts payable                                      44.8         39.6
  Accrued liabilities                                   26.5         28.2
  Product warranty                                       9.5          8.7
  Current portion of long-term debt (note 8)              .2           -
-------------------------------------------------------------------------
                                                       100.7        115.5

Long-Term Debt (note 8)                                165.6        165.0
Product Warranty                                        16.2         17.9
Environmental Liabilities                               12.9         13.6
Other Long-Term Liabilities                              5.1          4.2
-------------------------------------------------------------------------
                                                       300.5        316.2
-------------------------------------------------------------------------

Commitments and Contingencies (note 15)

SHAREHOLDERS' EQUITY
Ordinary Shares (note 9)                               171.2        169.2
Deficit                                               (116.4)      (138.4)
Foreign Currency Translation Adjustment (note 10)       (3.3)        (2.0)
-------------------------------------------------------------------------
                                                        51.5         28.8
-------------------------------------------------------------------------
                                                     $ 352.0      $ 345.0
=========================================================================

                        see accompanying notes

                 INTERNATIONAL COMFORT PRODUCTS CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                   For the Year Ended December 31, 1997
                 (With Comparative Figures for the Years
                Ended December 31, 1996 and 1995 - note 20)
                      (In Millions of U.S. Dollars)
---------------------------------------------------------------------------

---------------------------------------------------------------------------
Cash provided by (used for):                  1997        1996      1995
---------------------------------------------------------------------------
OPERATIONS
  Income (loss) from continuing operations    $ 22.0      $ 11.6   $ (81.2)
  Items not involving current cash flows
    note 18a)                                   17.3        20.9      54.4
  Changes in working capital (note 18b)        (20.1)      (18.4)     97.3
---------------------------------------------------------------------------
                                                19.2        14.1      70.5
  Discontinued Steel Pipe Operation               -           .5       (.2)
---------------------------------------------------------------------------
                                                19.2        14.6      70.3
---------------------------------------------------------------------------

INVESTING
  Property, plant and equipment                 (8.5)      (11.8)    (24.5)
  Proceeds on sale of fixed assets                .2         1.6      11.8
  Proceeds from sale of/(acquisition of)
    Coastline and General (note 2)              24.6       (15.3)       -
  Acquisitions of distribution
    companies (note 2)                          (5.6)         -         -
  Discontinued operations                         -          6.5       1.9
---------------------------------------------------------------------------
                                                10.7       (19.0)    (10.8)
---------------------------------------------------------------------------

FINANCING
  Ordinary shares issued                         2.0          .5        .6
  Long-term debt issued                           .8          -         -
  Refinancing costs                               -         (4.5)      (.9)
  Discontinued Steel Pipe Operation               -         (2.1)     (1.4)
  Other                                           -          2.2        -
---------------------------------------------------------------------------
                                                 2.8        (3.9)     (1.7)
---------------------------------------------------------------------------
Increase (Decrease) in Cash (Net Borrowings)    32.7        (8.3)     57.8
Net Borrowings - Beginning of the Year         (21.4)      (13.1)    (70.9)
---------------------------------------------------------------------------
Net Cash (Borrowings) - End of the Year       $ 11.3      $(21.4)  $ (13.1)
===========================================================================

Represented by
  Cash and short-term deposits                $ 31.0      $ 17.6    $ 13.0
  Less: Short-term borrowings                  (19.7)      (39.0)    (17.7)
---------------------------------------------------------------------------
                                                11.3       (21.4)     (4.7)
  Discontinued operations                         -           -       (8.4)
---------------------------------------------------------------------------
                                              $ 11.3      $(21.4)   $(13.1)
===========================================================================

                         see accompanying notes

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

1.     SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

International Comfort Products Corporation, formerly Inter-City Products Corporation, is a Canadian holding company which has two primary operating subsidiaries: International Comfort Products Corporation (USA) ("ICP (USA)"), and International Comfort Products Corporation (Canada) ("ICP (Canada)").

These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in Canada which differ in certain respects with accounting principles in the United States. The differences between GAAP in Canada and the United States as they affect the Company are described in note 19.

CONSOLIDATION

The consolidated financial statements include the assets, liabilities and operating results of all subsidiary companies from the dates of acquisition, on the basis of purchase accounting. All significant intercompany transactions have been eliminated.

NATURE OF OPERATIONS

The Company manufactures and markets central air conditioning and heating products for residential and light commercial use primarily in the United States and Canada. At the end of 1997, the Company's network consisted of approximately 400 independent distributors, of which one distributor accounted for approximately 11% of the Company's operating revenue. The Company's network also includes company-owned distribution centers in Canada, Mexico, Brazil and Spain.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's Canadian and foreign operations are translated into United States dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the average exchange rates prevailing during the year. The unrealized translation gains and losses are accumulated in a separate component of shareholders' equity.

REVENUE AND EXPENSE RECOGNITION

Product sales are recognized at the time of shipment. Selling, general and administrative costs are charged to expense as incurred. Service contract revenue is deferred and amortized into income over the life of the contract on a straight-line basis.

INVENTORIES

Raw materials and supplies, work in process and finished goods, are valued at the lower of cost (first-in, first-out) or net realizable value.

-------------------------------------------------------------------------
                              - 36 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

1.     SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FIXED ASSETS

Fixed assets are recorded at cost less accumulated depreciation.
Depreciation is provided on a straight-line basis at the following annual rates based on the estimated useful lives of the applicable assets:

      Buildings                                    2.5% - 10%
      Machinery, equipment and furniture             5% - 20%
      Tooling and drawings                          10% - 33%
      Land improvements                              5% - 10%

INTANGIBLE AND OTHER ASSETS

Intangible and other assets include amounts paid for patents, tradenames, goodwill and debt issuance costs. Amortization of intangible assets is provided on a straight-line basis over various periods, not exceeding twenty years. The realizability of goodwill and other intangibles is evaluated periodically as events and circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on undiscounted cash flow projections. The analyses necessarily involve significant management judgment regarding such projections and the actual results could differ materially from these projections. Amortization of debt issuance costs is provided on a straight-line basis over the term of the related debt.

INCOME TAXES

The Company follows the deferral method of tax allocation in accounting for income taxes. Under this method, timing differences between accounting and taxable income result in the recording of deferred income taxes.

PRODUCT WARRANTIES

A liability for estimated warranty expense is established by a charge against operations at the time products are sold. The subsequent costs incurred for warranty claims serve to reduce the product warranty liability. The actual warranty costs the Company will ultimately pay could differ materially from this estimate. The Company offers and sells extended warranty contracts for its products through certain distributors. The revenue for such contracts is deferred and recognized over the life of the contract on a straight-line basis.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain retirement benefits for its retired employees. Retirement benefits include health care benefits and life insurance. The Company accounts for these benefit payments on a cash basis.

-------------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

1.     SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FINANCIAL INSTRUMENTS

Periodically, the Company enters into interest rate swap agreements and forward rate agreements to hedge its interest exposure. The fair values of swap and forward rate agreements are based on current interest rates and any payments and receipts relating to these agreements are recognized in interest expense over the period of the respective agreement. All interest rate swaps are subject to market risks as interest rates fluctuate. The Company is exposed to credit risk in the event of nonperformance by counterparties. The Company was not party to any interest rate swap or forward rate agreements during 1997.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, allowance for doubtful accounts, product warranty, product liability, environmental liability, sales returns and allowances, inventory obsolescence, pension obligation assumptions, and self-insured medical claims. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain comparative figures have been reclassified to conform with current financial statement presentations.


2.     ACQUISITIONS AND DIVESTITURES

Effective January 31, 1998, ICP (USA) acquired United Electric Company ("United Electric") of Wichita Falls, Texas, a manufacturer of air conditioning components for commercial HVAC systems through a cash payment of approximately $25.0. United Electric's estimated 1997 sales were approximately $25.0. This acquisition will be included in the consolidated financial statements of the Company upon the acquisition date.

-------------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

2.     ACQUISITIONS AND DIVESTITURES (CONT'D)

During 1997, the Company acquired four distributors for total consideration of approximately $5.6, comprised of cash payments of $3.6 and assumption of debt of $2.0. The total goodwill recorded on these transactions was approximately $2.8.

On September 30, 1997, ICP (USA) sold substantially all of the assets and liabilities of General Heating and Cooling Company ("General"), a heating and cooling products distributor, and a company-owned factory branch for net book value of approximately $10.0. The total consideration is comprised of a cash payment of $2.3 and a current note receivable of $7.7. In 1997, General and the factory branch contributed operating revenue of approximately $19.2.

On January 27, 1997, ICP (USA) sold Coastline Distribution, Inc.
("Coastline"), a heating and cooling products distributor, and four company-owned factory branches for net book value of approximately $22.3, the proceeds of which were used to repay short-term borrowings.

On July 25, 1996, ICP (USA) acquired all of the outstanding shares of Coastline and General. The purchase price was allocated on the basis of the fair market value estimates of the net assets acquired as follows:

            Net assets acquired
            ----------------------------------
            Accounts receivable         $ 12.8
            Inventories                   18.1
            Fixed assets                   1.4
            Intangible and other assets    4.2
            Current liabilities          (20.0)
            Long-term debt assumed       (16.5)
            ----------------------------------

            Net purchase price          $   -
            ==================================

-----------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------
3.     INVENTORIES

       Inventories are classified as follows:

                                           1997            1996
        --------------------------------------------------------
        Finished goods                    $ 58.8         $  86.3
        Raw materials and work in process   13.4            15.7
        Service parts                       22.3            15.7
        --------------------------------------------------------
                                          $ 94.5         $ 117.7
        ========================================================


4.      FIXED ASSETS

        Fixed assets are classified as follows:

                           1997                             1996
-----------------------------------------------------------------------------
                           Accumu-                         Accumu-
                           lated         Net               lated        Net
                          Depreci-      Book              Depreci-     Book
                 Cost      ation       Value      Cost     ation      Value
-----------------------------------------------------------------------------
Machinery,
  equipment and
  furniture      $ 100.2   $  59.7     $ 40.5     $ 101.7   $  58.4   $  43.3

Buildings and
  improvements      51.3      18.0       33.3        51.2      16.6      34.6

Tooling and
  drawings          51.3      38.9       12.4        49.0      34.3      14.7

Land and land
  improvements      11.5       4.1        7.4        11.3       3.7       7.6
-----------------------------------------------------------------------------
                 $ 214.3   $ 120.7     $ 93.6     $ 213.2   $ 113.0   $ 100.2
=============================================================================

     Depreciation expense for the year amounted to $14.2 (1996 - $14.1;
         1995 - $14.8).

-----------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

5.     INTANGIBLE ASSETS

       Intangible assets, net of accumulated amortization, are classified as follows:

                                           1997          1996
        ------------------------------------------------------
        Goodwill                          $  7.0        $  4.7
        Patents                              2.4           2.8
        Tradenames                           1.6           1.7
        Customer lists                        -            2.8
        Other intangible assets               -             .1
        ------------------------------------------------------
                                          $ 11.0        $ 12.1
        ======================================================

        Amortization of intangible assets during the year was $.9
        (1996 - $1.6; 1995 - $4.0). The accumulated amortization of intangible assets at December 31, 1997, was $10.5 (1996 -
        $9.6).

        In 1995, the Company reengineered various business processes which led to a change in the extent to which certain intangibles were used in the Company's operations. Impairments were recognized when the undiscounted expected future operating cash flows derived from such intangible assets were less than their carrying values or in the case of certain patents and technology, on the discontinued use of such identifiable intangibles. The 1995 operating loss included a $1.3 million loss on the impairment of such intangible assets.


6.      OTHER ASSETS

        Other assets are classified as follows:

                                                1997          1996
        ----------------------------------------------------------
        Debt issuance costs, less
          accumulated amortization             $  4.3        $  5.7
        Due from insurers on
          environmental claim (note 15 (b))       5.0           5.6
        Other                                      .8           2.1
        -----------------------------------------------------------
                                               $ 10.1        $ 13.4
        ===========================================================

----------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

7.     SHORT-TERM BORROWINGS

       The details of short-term borrowings at December 31 are as follows:

                                                    1997          1996
     -------------------------------------------------------------------
     ICP (USA) - Receivables Purchase Agreement     $ 10.0        $ 27.0
     ICP (Canada)                                      8.8          12.0
     Industrias HVH, S.A. - Line of Credit              .9            -
     -------------------------------------------------------------------
                                                    $ 19.7        $ 39.0
     ===================================================================

         (a) ICP (USA)

             Receivables Purchase Agreement
             On July 25, 1996, ICP (USA) entered into a five year agreement to sell on a revolving basis, up to a $70.0 undivided participation ownership interest in a designated pool of its accounts receivable. This transfer of receivables does not constitute a sale for accounting purposes on the basis that all the significant risks and rewards of ownership of the receivables are not transferred to the purchaser. Accordingly, the pool of receivables of $10.0 is included in accounts receivable at December 31, 1997 (1996 - $27.0). In connection with the significant change in and amendment to previous financing agreements, ICP (USA) recorded a write-off of debt issuance costs of $2.1 in the 1995 consolidated statement of loss.

             The receivables purchase agreement requires ICP (USA) to pay fees plus certain administrative costs. At December 31, 1997, the cost of the receivable facility including unused line fees was 10.4% (1996 - 9.8%). The unamortized transaction fees of $1.1 are included in Other Assets at December 31, 1997.

             Revolving Credit Facility
             On July 18, 1997, ICP (USA) entered into a two year $15.0 million revolving credit facility secured by inventories. This revolving credit facility accrues interest at prime or LIBOR plus 1.5%. As of December 31, 1997, the Company has no outstanding balance owing on this facility.

-----------------------------------------------------------------------
                                - 42 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

7.       SHORT-TERM BORROWINGS (CONT'D)

         (b) ICP (CANADA)

             ICP (Canada) has a Cdn. $30.0 million revolving credit facility, of which $8.8 (Cdn $12.6 million) was utilized at December 31, 1997. This three year facility was established on December 19,
             1996.   ICP (Canada)'s revolving credit facility accrues
             interest at prime plus 1.0% per annum or at Bankers' Acceptance rates plus a stamping fee of 2.0% as selected by the Company (7.0% at December 31, 1997). All of ICP (Canada)'s assets are pledged as collateral under its facility which contains covenants, the most restrictive of which require it to maintain a certain minimum interest coverage and net worth and precludes the payment of dividends. At December 31, 1997, the restricted net assets of ICP (Canada) were approximately $13.0. Subsequent to year end, ICP (Canada) obtained a waiver of its covenant breach for the minimum interest coverage ratio which existed at December 31, 1997.

         (c) The maximum amount of short-term borrowings outstanding, including the advances received under the receivables purchase agreement at any month-end during the year ended December 31, 1997, was $65.9 (1996 - $64.4). The average short-term borrowings outstanding, including the advances received under the receivables purchase agreement, calculated by averaging month-end balances, during the year ended December 31, 1997, was $39.2 (1996 - $46.0).

             The weighted average interest rate on the outstanding short-term borrowings at December 31, 1997, was 8.2% (1996 - 7.9%).
             Weighted average interest rates are calculated based on actual interest rates in effect and the short-term borrowings outstanding as at December 31.


8.       LONG-TERM DEBT

         (a)   The details of long-term debt are as follows:

                                                    1997          1996
     -------------------------------------------------------------------
     9.75% Senior Notes due March 1, 2000         $ 140.0       $  140.0
     Term bank loan, due 2000 and 2001               25.0           25.0
     Note payable                                      .8             -
     -------------------------------------------------------------------
                                                    165.8          165.0
     Current portion of note payable included
       in current liabilities                          .2             -
     -------------------------------------------------------------------
                                                  $ 165.6        $ 165.0
     ===================================================================


-----------------------------------------------------------------------
                                 - 43 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

8.       LONG-TERM DEBT (CONT'D)

         (b) ICP (USA)

             On March 11, 1993, ICP (USA) issued $140.0 of 9.75% senior secured notes ("Senior Notes") which are repayable on March 1, 2000. The Senior Notes require mandatory prepayments if ICP
             (USA) has certain cash proceeds from asset sales as defined in the Senior Note agreement. Interest on the Senior Notes is payable semi-annually in March and September. The Senior Notes were trading 101.50/102 (bid/offer) at December 31, 1997.

             The Senior Notes are collateralized by substantially all the real and personal property of ICP (USA), other than accounts receivable and inventories. The Senior Notes indenture contains covenants which limit certain transactions including the payment of dividends.

             On July 25, 1996, ICP (USA) terminated $20.0 notional amount of interest rate swaps which had effectively converted this amount
             of the Senior Notes to a variable rate of interest.   In
             connection with the termination of this interest rate swap, ICP
             (USA) incurred costs of $1.9 which were deferred and are being
             amortized over the remaining term of the Senior Notes.   As of
             December 31, 1997, the entire $140.0 Senior Notes are fixed at a rate of 9.75% through the maturity date of March 1, 2000.

         (c) CHL HOLDINGS INC.

             On December 19, 1996, CHL Holdings Inc., a wholly owned United States subsidiary of the Company, arranged an unsecured term bank loan in the amount of $25.0 due in full by October 15, 2001. The Company is required to repay $15.0 in 2000 and $10.0 in 2001. The term bank loan accrues interest at LIBOR plus 0.25% (6.2% at December 31, 1997) and has been guaranteed by a third party. The guarantor holds a $15.0 subordinated security interest in ICP (Canada)'s receivables and inventories, and the shares of ICP (Canada) have been pledged in support of the guarantee. The pledge agreement contains certain covenants, the most restrictive of which requires ICP (Canada) to maintain a minimum level of receivables and inventories in excess of its borrowings.

         (d) Under the provisions of the various loan agreements and indentures, the Company is required to make installments of $.2, $.2, $155.2, $10.2, and nil during the next five years beginning in 1998.

-----------------------------------------------------------------------------
                                  - 44 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
---------------------------------------------------------------------------
9.     SHARE CAPITAL

      (a) ORDINARY SHARES

      (i) AUTHORIZED AND OUTSTANDING
          The Company is authorized to issue an unlimited number of ordinary shares. Changes in the issued and outstanding ordinary shares for the years 1997, 1996 and 1995 are as follows:

                         1997                 1996                1995
                  ------------------   ------------------   ----------------
                  Number      Amount   Number      Amount   Number    Amount
-----------------------------------------------------------------------------
Issued and
  outstanding
  Beginning of
  the year        39,260,322  $169.2   39,042,574  $166.5   38,649,949 $165.9

Issued under
  the Employee
  Stock Option
  Plan               474,200     1.3         -         -          -        -

Issued under
  the Share
  Ownership
  Savings Plan        95,920      .6      201,763      .5      392,625     .6

Issued under
  the Directors
  Share
  Compensation
  Arrangement         16,670      .1       15,985      -          -        -

Receipt of
  Funds from
  Trustee for
  1990 Plan of
  Arrangement           -         -          -        2.2         -        -
-----------------------------------------------------------------------------
Issued and
  outstanding
  End of the year 39,847,112  $171.2   39,260,322  $169.2   39,042,574 $166.5
=============================================================================

      (ii)  EMPLOYEE STOCK OPTION PLAN
       A maximum of 2,500,000 ordinary shares have been reserved for issuance to officers and employees of the Company under the Employee Stock Option Plan. The term of all options cannot exceed ten years from the date the option is granted and are vested at an annual rate of 20% per year on a cumulative basis, except in certain circumstances where the exercise of such options would be accelerated.

       The option exercise price is fixed by the Board of Directors at the time each option is authorized and cannot be less than the weighted average sales price per share on The Toronto Stock Exchange on the business day preceding the date of authorization.
---------------------------------------------------------------------------
                                 - 45 -
             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
---------------------------------------------------------------------------
9.    SHARE CAPITAL (CONT'D)

      (a)  ORDINARY SHARES (CONT'D)

      (ii) EMPLOYEE STOCK OPTION PLAN (CONT'D)

Changes in the share options outstanding from January 1, 1995 to December 31, 1997 are as follows:

                                       1997          1996        1995
  ----------------------------------------------------------------------
  Balance - Beginning of the year     1,720,000     776,000    1,281,400
  Granted                               770,000   1,000,000         -
  Exercised                            (474,200)       -            -
  Canceled                              (56,000)    (56,000)    (515,400)
  1990 LTIP units converted                -           -          10,000
  ----------------------------------------------------------------------
  Balance - End of the year           1,959,800   1,720,000      776,000
  ======================================================================

The details of the options outstanding at December 31, 1997, at each exercise price are as follows:


   Exercise Price                                     Number of
        (Cdn.$)             Expiry Date               Shares
  -----------------------------------------------------------
  $3.10                     February 29, 2000          25,000
  $3.10                     May 30, 2000               25,000
  $3.50                     August 24, 2001            65,000
  $3.10                     December 19, 2001         211,000
  $2.80                     April 16, 2003            723,800
  $3.90                     July 11, 2003             105,000
  $4.20                     July 31, 2003              10,000
  $4.10                     August 23, 2003            15,000
  $3.83                     November 29, 2003          10,000
  $5.20                     January 31, 2004           45,000
  $5.80                     February 28, 2004          15,000
  $7.05                     April 29, 2004            710,000
                                                    ---------
                                                    1,959,800
                                                    =========

----------------------------------------------------------------------
                               - 46 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------
9.    SHARE CAPITAL (CONT'D)

      (a)   ORDINARY SHARES (CONT'D)

      (iii) SHARE OWNERSHIP SAVINGS PLAN

            Effective July 1, 1992, certain employees of the Company were eligible to participate in the Company's Share Ownership Savings Plan (the "Savings Plan"). Generally, the Savings Plan is available to all non-union employees following the completion of one year of continuous service with the Company. The Savings Plan allows eligible employees to contribute from one to six percent of their salary to the Savings Plan. The Company is required to match 25% of the employees' contributions and may make additional annual contributions of up to 75% of the employees' contribution at its discretion. In February 1997, the hourly employees began participating in a hourly savings plan with no matching company contributions. In 1997, the Company's expense with respect to both savings plans was $.3 (1996- $.1).

      (iv)  LONG-TERM INCENTIVE PLANS

            Effective April 29, 1997, the Company adopted the
            1997 Long-Term Incentive Plan (the "1997 Plan") which will provide deferred compensation opportunities to certain senior managers of the Company. This deferred cash compensation plan is based on the awarding of Performance Units, the value of which is related to the appreciation in the value of the ordinary shares of the Company.

            The 1997 Plan is comprised of (i) Three year Performance Units which are awarded, valued and paid at the end of a three calendar year period (the "Performance Period") as designated by the Pension and Compensation Committee (the "Committee") of the Board of Directors, and (ii) Long-term Performance Units which are awarded at the end of the Performance Period, but paid upon retirement, according to a vesting schedule, and subject to forfeiture. The initial grant price of the Performance Units is the value established by the Committee at the beginning of the Performance Period, to which the future ordinary share price shall be compared to determine the appreciated value for purposes of determining the value of Performance Units attributable to that Performance Period. At the end of the Performance Period, the number of Performance Units earned, if any, will be based on the extent to which the established objectives of average three year earnings per share goals have been achieved. If the threshold objective is not met, no Performance Units are earned. If the target objective is exceeded, additional Performance Units can be earned, up to a predetermined maximum level.
---------------------------------------------------------------------------
                                 - 47 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

9.  SHARE CAPITAL (CONT'D)

   (a)  ORDINARY SHARES (CONT'D)

   (iv) LONG-TERM INCENTIVE PLANS (CONT'D)

        Performance Units shall be valued in the currency of the resident country of the participant. The value of a Three year Performance Unit is calculated as the equivalent of the difference in price of the Company's ordinary shares for the average of the last five business days of the last calendar year of the Performance Period, less the Grant Price. The value of a Long-term Performance Unit is calculated as the equivalent of the difference in price of the Company's ordinary shares for the average of the six months prior to termination or retirement, less the grant price.

        On April 29, 1997, the Company awarded target thresholds of 177,500 Performance Units and 180,000 Long-term Performance Units to senior management at a grant price of Cdn. $7.05. The expense for 1997 relating to the 1997 Plan based upon the increase in the Company's stock price since the date of grant is $.4.

        In 1990, the Company adopted a long-term incentive plan (the "1990 Plan"). Under the 1990 Plan, certain key officers and employees of the Company were granted long-term incentive compensation units ("1990 LTIP Units") the value of which shall be determined by reference to the appreciation in the market value of the ordinary shares over stated periods of time. Based on the discretion of the Board of Directors of the Company, the appreciation in the market value of the ordinary shares will be distributed to the holder thereof by payment of cash, issuance of ordinary shares or a combination thereof.

        As at December 31, 1997, 34,000 units from the February 1, 1993 granting were outstanding under the 1990 Plan with an initial value per unit of Cdn $7.125 and a valuation date of February 1,
        1998.   In 1997, the Company's expense with respect to the 1990 Plan was approximately $.1.
---------------------------------------------------------------------------
                                 - 48 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
---------------------------------------------------------------------------
9.    SHARE CAPITAL (CONT'D)

     (b)    PREFERENCE SHARES

            The Company is authorized to issue an unlimited number of Class
            A preference shares issuable in series and rank senior to the Class B preference shares and ordinary shares as to dividends and participation in certain distributions of assets on liquidation. Any series of the shares may be made convertible into ordinary shares and have no voting rights as a class. The Company is also authorized to issue an unlimited number of Class B preference shares issuable in series and rank senior to ordinary shares and junior to the Class A preference shares as to dividends and participation in certain distributions of assets on liquidation. Any series of the shares may be made convertible into ordinary shares and have no voting rights as a class.

            As of December 31, 1997, the Company has not issued any Class A or B preference shares.


10. FOREIGN CURRENCY TRANSLATION ADJUSTMENT

            The Company adopted the United States dollar as its reporting currency, effective January 1, 1994. Accordingly, the foreign currency translation adjustment which is included as a component of shareholders' equity, represents the unrealized gain or loss on translation of financial statements of self-sustaining operations up to December 31, 1997. Prior to 1994, this adjustment represented the unrealized gain or loss on translation of financial statements of self-sustaining operations in the United States. Changes during the respective years are as follows:

                                       1997         1996         1995
  -----------------------------------------------------------------------
  Cumulative unrealized loss at
    January 1                          $(2.0)       $(1.1)       $(1.9)

  Unrealized gain (loss) on
    translation of net assets           (1.3)         (.9)          .8
  -----------------------------------------------------------------------
  Cumulative unrealized loss
    at December 31                     $(3.3)       $(2.0)       $(1.1)
  =======================================================================

           The rate of exchange as at December 31, 1997 was U.S.
           $1.00 = Cdn. $1.4291 (1996 -U.S. $1.00 = Cdn. $1.3706), and the
           average rate for the year was U.S. $1.00 = Cdn. $1.3847 (1996 - U.S. $1.00 = Cdn. $1.3636; 1995 - U.S. $1.00 = Cdn. $1.3727).
--------------------------------------------------------------------------
                                 - 49 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------
11.    INCOME TAXES

       The components of income (loss) before income taxes and the income tax provision (recovery) are as follows:

                                        1997         1996         1995
  ------------------------------------------------------------------------
  Income (loss) before income taxes
    Canada                              $  (.3)      $  2.0       $  (1.3)
    United States                         22.3          9.6         (67.1)
  ------------------------------------------------------------------------
                                        $ 22.0       $ 11.6       $ (68.4)
  ------------------------------------------------------------------------

  Current income tax provision
  (recovery)
    Canada                                  -            -            1.8
    United States                           .6           -            (.4)
   -----------------------------------------------------------------------
                                            .6           -            1.4
  ------------------------------------------------------------------------

  Deferred income tax provision
  (recovery)
    Canada                                  -            -            3.9
    United States                          (.6)          -            7.5
  ------------------------------------------------------------------------

                                           (.6)          -           11.4
  ------------------------------------------------------------------------

  Total income tax provision (recovery) $   -        $   -        $  12.8
  ========================================================================

       In 1995, the deferred income tax provision of $11.4 represented the write-off of accumulated deferred income tax debits recorded as of December 31, 1994. This write-off was required since there was no longer reasonable assurance as of December 31, 1995, that the timing differences supporting these deferred tax debits would reverse.

------------------------------------------------------------------------
                                 - 50 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-------------------------------------------------------------------------
11.    INCOME TAXES (CONT'D)

       A reconciliation between the combined statutory and the effective rate of income tax is provided below:

                                        1997         1996         1995
  ------------------------------------------------------------------------
  Income (loss) before income taxes     $ 22.0       $ 11.6       $ (68.4)

  Combined statutory tax rate             38.8%        38.8%         38.8%
  ------------------------------------------------------------------------

  Computed income tax
    provision (recovery)                   8.5          4.5         (26.5)
  Increase (decrease) resulting from:
    Non-deductible depreciation             .3           .3            .8
    Unrecognized (recognized) benefit
      of losses and expenses               (.8)        (1.6)         25.7
    Prior years' deferred taxes
      written-off                           -            -           11.4
    Utilization of loss carryforwards     (7.7)        (3.4)           -
    Other                                  (.3)          .2           1.4
  ------------------------------------------------------------------------

  Actual income tax provision
    (recovery)                          $   -        $   -        $  12.8
  ========================================================================

  Effective rate of income                 not          not          not
    tax recovery                        meaningful   meaningful   meaningful
============================================================================

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

11.    INCOME TAXES (CONT'D)

       At December 31, 1997, the Corporation and its subsidiaries had the following approximate amounts available to reduce future years' earnings for income tax purposes, the effect of which has not been recognized in the financial statements.

       ----------------------------      ------------------------------
       Losses for tax purposes                        United
       expiring in                        Canada      States       Total
       ----------------------------      --------------------------------
               1998                       $  3.5          -        $  3.5
               1999                          6.5          -           6.5
               2000                           .5          -            .5
               2001                          7.9          -           7.9
               2002                          5.5          -           5.5
               2003                          2.9          -           2.9
               2004                          1.6          -           1.6
               2010                           -         21.0         21.0
               2011                           -          4.6          4.6
       -----------------------------      -------------------------------
       Total losses                         28.4        25.6         54.0

       Other deductions and basis
       differences not yet taken as
       a deduction for income tax
       purposes                              9.6        32.1         41.7
       ----------------------------       -------------------------------
                                          $ 38.0      $ 57.7       $ 95.7
       ============================       ===============================








-------------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-------------------------------------------------------------------------

12.    INCOME (LOSS) PER ORDINARY SHARE

       The basic income (loss) per ordinary share is calculated on the weighted average number of shares outstanding during the respective years as follows:

  ----------------------------------------------------------------------
                                       1997         1996       1995
  ----------------------------------------------------------------------
  Income (loss) to ordinary
    shareholders before
    discontinued operations            $ 22.0       $ 11.6     $ (81.2)
  Loss from discontinued operations        -          (3.1)      (12.0)
  ----------------------------------------------------------------------
  Net income (loss) to ordinary
    shareholders                       $ 22.0       $  8.5     $ (93.2)
  ======================================================================
  Weighted average number of
    ordinary shares outstanding
    during the year (in millions)        39.664       39.161      38.828
  ======================================================================

  Income (loss) per ordinary share
    From continuing operations         $  0.56      $  0.30    $  (2.09)
    After discontinued operations      $  0.56      $  0.22    $  (2.40)
  ======================================================================

  The calculation of net income per ordinary share on a fully diluted basis assumes the exercise of outstanding stock options if such action would result in dilution of earnings per share. In 1997, fully diluted net income per ordinary share was approximately $0.54.













----------------------------------------------------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

13.    PENSION PLANS

       The Company and its subsidiaries have various defined benefit pension plans available to substantially all permanent full-time employees. The total pension expense for 1997 amounted to $2.9 (1996 - $2.8; 1995 - $3.5) and is comprised of the following:

                                       1997         1996       1995
  --------------------------------------------------------------------

  Current service costs                $  2.4       $  2.3     $  2.3
  Interest costs on projected
    benefit obligation                    4.5          4.1        4.5
  Return on assets held
    in the plans                         (4.3)        (4.5)      (6.2)
  Net amortization and deferral            .3           .9        2.9
  --------------------------------------------------------------------
                                       $  2.9       $  2.8     $  3.5
  ====================================================================

       The actuarial present value of accrued pension benefits represents the discounted value of benefits expected to be paid to plan members, based on projected salaries prorated on service. No escalation of salaries is used to determine the actuarial present value of accrued pension benefits where the pension benefit is fixed and subject to renegotiation.

       Certain key assumptions used in determining both the pension expense for 1997, and the actuarial present value of accrued pension benefits as at December 31, 1997, are as follows:

                                                      Canadian    U.S.
                                                        Plans     Plans
  ---------------------------------------------------------------------
  Discount rate                                          8.0%      7.5%

  Rate of increase of compensation levels                6.0%      4.5%

  Expected long-term rates of return on plan assets      8.0%      9.0%
  ---------------------------------------------------------------------








---------------------------------------------------------------------------
                                 - 54 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

13.    PENSION PLANS (CONT'D)

       The status of pension plans at December 31, 1997, is as follows:

                                             Canadian          U.S.
                                               Plans          Plans
  -------------------------------------------------------------------
  Actuarial present value of
    Vested benefit obligations                $ 13.6          $  36.9
    Nonvested benefit obligations                 -               3.2
  -------------------------------------------------------------------
  Accumulated benefit obligations               13.6             40.1
  Additional amounts related to
    projected salary and wage increases           .5              9.2
  -------------------------------------------------------------------
  Total projected benefit obligations           14.1             49.3
  Plan assets at market value                   16.6             43.7
  -------------------------------------------------------------------
  Plan assets in excess of (less than)
      projected benefit obligations              2.5             (5.6)
  Unrecognized net (gain) loss                  (1.5)             2.7
  Unrecognized prior service cost                 .2              1.4
  Unrecognized net (asset) obligation            (.6)             1.1
  --------------------------------------------------------------------
  Prepaid (accrued) pension cost                 $.6             $(.4)
  ====================================================================










---------------------------------------------------------------------------

                                 - 55 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

14.    BUSINESS SEGMENTS

       The following is an analysis of certain financial information by business lines and geographical areas for the three years ended December 31, 1997, 1996 and 1995 as it relates to operating revenue, operating profit (loss), identifiable assets, capital expenditures and depreciation and amortization of intangibles. Operating profit is total revenue less operating expenses which includes an allocation of corporate expenses. Identifiable assets include only those assets directly identifiable with those operations.

                        Operating Revenue         Operating Profit (Loss)
--------------------------------------------------------------------------
                      1997     1996    1995      1997     1996     1995
--------------------------------------------------------------------------
Heating and cooling
  Canada              $ 74.0   $ 76.8   $ 79.0   $  .3    $ 3.3    $ (1.0)
  United States        556.3    564.7    453.6    41.2     30.2     (38.3)
--------------------------------------------------------------------------
                       630.3    641.5    532.6    41.5     33.5     (39.3)
Corporate                 .4       .4       .2      -       (.1)     (4.0)
--------------------------------------------------------------------------
                      $630.7   $641.9   $532.8   $41.5    $33.4    $(43.3)
==========================================================================

                                                                       Amortization of
                    Identifiable                 Capital               Intangibles and
                       Assets                  Expenditures             Depreciation
-----------------------------------------------------------------------------------------
                1997    1996    1995      1997    1996     1995     1997    1996    1995
-----------------------------------------------------------------------------------------
Heating
and cooling
  Canada        $ 43.8  $ 46.5  $ 42.2    $ 1.4   $  .4    $  .6     $  .9  $  .6   $  .6
  United States  293.1   280.4   251.0      7.1    11.4     23.9      14.2   15.1    17.7
-----------------------------------------------------------------------------------------
                 336.9   326.9   293.2      8.5    11.8     24.5      15.1   15.7    18.3
Corporate         15.1    18.1    25.0       -       -        -         -      -       .5
-----------------------------------------------------------------------------------------
                $352.0  $345.0  $318.2    $ 8.5   $11.8    $24.5     $15.1  $15.7   $18.8
Discontinued                          ===================================================
Steel Pipe
Operation           -       -     27.6
--------------------------------------
                $352.0  $345.0  $345.8
======================================


----------------------------------------------------------------------------
                                - 56 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

15.    COMMITMENTS AND CONTINGENCIES

       (a) ICP (USA) has been involved in paying the costs of assessing the extent of, and remediating, environmental contamination at its Lewisburg manufacturing facility caused by a sudden and accidental spill in 1980. ICP (USA) has paid for certain investigative activities and remediation at the manufacturing facility as well as off-site drum storage locations. At December 31, 1997, the costs of the remainder of the environmental cleanup, which management believes are reasonably determinable over a ten year period, were discounted at 5.5%. At December 31, 1997, ICP (USA) has an accrual of $3.1 for the cost of this cleanup, of which $2.7 is included in Environmental Liabilities and $.4 in Accrued liabilities.

          The undiscounted cash flows are estimated to be as follows:

                           -----------             ------
                              Year
                           -----------             ------
                           1998                      $ .4
                           1999                        .7
                           2000                        .2
                           2001                        .2
                           2002                        .2
                           Thereafter                 1.6
                                                    -----
                                                    $ 3.3
                                                    =====

           In connection with the environmental remediation at the off-site drum storage locations, ICP (USA) has entered into a cost-sharing agreement with the previous owner. This agreement calls for each entity to bear fifty percent of the investigation, cleanup, monitoring, removal and treatment of the existing drum storage sites. Additionally, in the event that other drum storage sites are discovered, ICP (USA) and the previous owner shall bear the additional costs at a ratio of sixty percent to forty percent, respectively. The estimated costs to clean up the existing drum storage sites are included in the amounts detailed above.











--------------------------------------------------------------------------
                                - 57 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

15.    COMMITMENTS AND CONTINGENCIES (CONT'D)

      (b) In 1991, the Company and Flying J, Inc. ("Flying J") entered into a cost sharing agreement whereby the Company will participate with Flying J in the financing of future cleanup activities for environmental contamination at various refinery sites sold by the Company to Flying J in 1980. This settlement does not affect claims by Flying J or the Company against third parties who may be responsible for contribution to refinery cleanup costs. In 1991, the Company also reached a settlement with several of its insurance carriers whereby the insurers will reimburse the Company for a portion of the expenses the Company will incur in the cleanup activities at the refineries. Ongoing cleanup activities at four refinery sites are at different regulatory stages.

          Although the scope of the projects is becoming better understood and defined with the various regulatory agencies, the ultimate scope of the projects remains uncertain and it is not possible to definitively estimate the ultimate costs of remediation of such environmental contamination. At December 31, 1997, the Company has an accrual of $11.0 for its estimated share of future cleanup costs, of which $10.2 is included in Environmental Liabilities and $.8 in Accrued liabilities. The Company has offsetting receivables due from insurers of $5.0 and $1.8 which are included in Other Assets and Accounts receivable, respectively.

          The undiscounted cash flows are expected to be as follows:

                           -----------             --------
                              Year
                           -----------             --------
                             1998                   $   .8
                             1999                       .8
                             2000                      1.5
                             2001                       .5
                             2002                       .5
                             Thereafter                6.9
                                                   --------
                                                    $ 11.0
                                                   ========

          Based on current information prepared by independent environmental consultants, the Company's share of the cost of environmental cleanup, discounted at 5.5% is currently estimated to be approximately $7.2 over the next 21 years. The expected insurance recoveries discounted at 5.5% are currently estimated to be approximately $3.6 over the next 21 years.



----------------------------------------------------------------------------
                                - 58 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

15.    COMMITMENTS AND CONTINGENCIES (CONT'D)

       (c) In February 1995, an action was commenced against ICP (Canada) in the Ontario Court (General Division)
           (the "Court"), for damages for breach of contract or negligence in the amount of $4.9 (Cdn $7.0 million), plus interest and costs, arising out of alleged defective cooling banks which were designed, manufactured and delivered by Unifin International, a former division of ICP (Canada) ("Unifin"), to the plaintiffs between 1981 and 1984.

           The Company has filed a statement of Defense with the Court that denies the plaintiffs' allegations and intends to vigorously defend its position against the claim. The Company has notified its primary and umbrella liability insurance carriers for their possible involvement with this claim. The Company believes that it has insurance coverage for this claim.

           In a similar action, ICP (Canada) was served with an Amended Summons on January 22, 1998 in an action commenced in the Supreme Court of New South Wales, Sydney Registry ("Supreme Court"), alleging that Unifin designed, manufactured and supplied defective oil coolers to a generator/transformer project in Australia. The plaintiff pleads that Unifin's negligence caused the oil coolers to produce aluminum alloy metal contamination of the transformer cooling oil, in turn causing major damage to the generators/transformers necessitating major repairs in the amount of at least approximately $9.0 (Aus $14.0 million).

           The Company was not represented on the hearing of an application for leave to amend the Summons and intends to move the Supreme Court to contest its jurisdiction, and set aside the substitution and service of the Amended Summons. While it is too early to evaluate the merits of the plaintiff's claim against it, the Company believes that the plaintiff's action should be heard in the Ontario Court,if at all, and consolidated with the similar February 1995 action brought in Ontario which is based on substantially the same allegations of fact.














---------------------------------------------------------------------------
                                   - 59 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

15.    COMMITMENTS AND CONTINGENCIES (CONT'D)

      (d) The Company leases certain facilities and equipment under noncancelable operating leases. Lease rental expense during the current year amounted to $4.0 (1996 - $5.9; 1995 - $6.8). The approximate aggregate minimum annual rentals under long-term leases in future years, excluding capital leases, at December 31, 1997, are as follows:

                           -----------              ------
                           Year
                           -----------              ------
                            1998                    $  2.8
                            1999                       2.0
                            2000                       1.6
                            2001                        .6
                            2002                        .4
                            Thereafter                  .6
                                                    ------
                                                    $  8.0
                                                    ======

      (e) The Company and its subsidiaries are parties to various other claims and lawsuits. The Company believes that such proceedings will not have a material effect on the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.


16.     DISCONTINUED OPERATIONS

        There were no discontinued operations in 1997. In the consolidated statements of income (loss), discontinued operations consisted of the following:

                                               1996               1995
------------------------------------------------------------------------
Steel Pipe Operations                        $ (3.1)            $ (14.3)
Settlement of Former Resources Claim             -                  2.9
Utilization of Prior Years' Tax Losses           -                  1.3
Write-off of Deferred Tax Debit-Flying J
  Environmental Provision                        -                 (1.9)
------------------------------------------------------------------------
                                             $ (3.1)            $ (12.0)
========================================================================

    (i) STEEL PIPE OPERATIONS
        On May 30, 1996, the Company sold Thompson Pipe and Steel Company, its wholly owned steel pipe manufacturing subsidiary, for total consideration of approximately $6.5, including the assumption of bank indebtedness of approximately $6.1.

-----------------------------------------------------------------------------
                                - 60 -
             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------

16.   DISCONTINUED OPERATIONS (CONT'D)

      Operating results of the Steel Pipe Operation for the five months ended May 30, 1996, and the year ended December 31, 1995, are as follows:

                                                  1996            1995
     ---------------------------------------------------------------------
     Operating revenue                            $ 10.9           $ 37.9
     ---------------------------------------------------------------------

     Loss before income taxes                       (3.1)            (8.0)
     (Provision for) recovery of income taxes         -               (.3)
     ---------------------------------------------------------------------

     Loss from Steel Pipe Operation                 (3.1)            (8.3)
     Write-down to estimated net realizable value     -              (5.4)
     Estimated disposal costs                         -               (.6)
     ---------------------------------------------------------------------
                                                   $(3.1)          $(14.3)
     =====================================================================

   (ii)  SETTLEMENT OF FORMER RESOURCES CLAIM

         In December 1995, the Company received a final cash settlement resulting from a favorable judgment relating to the Company's former Resources Operations, which were sold in 1989. The $2.9 received has been recorded as income from discontinued operations.

   (iii) UTILIZATION OF PRIOR YEARS' TAX LOSSES

         The Company has utilized prior years' tax losses which resulted from the costs incurred on the sale of the Company's Utilities and Propane Operations in 1990 to reduce current taxes otherwise payable from continuing operations.

   (iv)  WRITE-OFF OF DEFERRED TAX DEBIT - FLYING J
         ENVIRONMENTAL PROVISION

         In 1995, the deferred tax provision of $1.9 represents the write-off of a deferred tax debit established in prior years. This write-off was required since there was no longer reasonable assurance as of December 31, 1995, that the timing differences supporting this deferred tax debit would reverse.





--------------------------------------------------------------------------
                                  - 61 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

17.    ASSET WRITEDOWNS AND RESTRUCTURING COSTS

       Through the continuation of the business process reengineering efforts which began in 1993, ICP (USA) identified in 1995 certain fixed assets which were no longer considered to be economically viable to the production process. These assets included a coil delivery system with a carrying value of $3.4, an automated paint system with a carrying value of $4.1, and other idle assets with a carrying value of $1.2. ICP (USA) recognized an impairment loss on these assets of $8.7 which was included in asset writedowns and restructuring costs in 1995.

       In 1995, ICP (Canada) wrote down the carrying value of idle assets, comprised of machinery and equipment by $1.4 to orderly liquidation value. This writedown was also included in asset writedowns and restructuring costs for 1995.

       During 1995, the restructuring and reengineering programs resulted in $2.2 of severance and benefits expense at ICP (USA). In addition, reductions in salaried personnel at ICP (Canada) resulted in severance costs of $1.1. Finally, the Company's decision in December 1995 to move its Canadian Corporate head office to Lewisburg, Tennessee, resulted in severance and other retirement benefits of $2.8. The restructuring costs totaling $6.1 were partially offset by a reduction of prior years' restructuring accruals of $.7, resulting in a 1995 restructuring charge of $5.4 which was included in asset writedowns and restructuring costs.

       A rollforward of the restructuring cost accrual is as follows:

                                  1997          1996         1995
   ---------------------------------------------------------------
   Balance - Beginning of
     the year                     $ 2.4         $ 6.1        $ 3.6
   Restructuring cost provision      -             -           6.1
   Reversals of prior years'
     accruals                       (.4)           -           (.7)
   Payments                         (.6)         (3.7)        (2.9)
   ----------------------------------------------------------------

   Balance - End of the year      $ 1.4         $ 2.4        $ 6.1
   ================================================================








---------------------------------------------------------------------

                                 - 62 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

18.    DETAILS OF CASH PROVIDED BY (USED FOR) OPERATIONS

                                        1997          1996            1995
    -----------------------------------------------------------------------
    (a)  ITEMS NOT INVOLVING CURRENT
         CASH FLOWS
     Depreciation and
       amortization                    $ 16.4        $ 17.5         $ 20.1
     Deferred income taxes                 -             -            11.4
     Asset writedowns                      -             -            10.1
     Provision for bad debts               .9           2.8            9.7
     Write-off of debt
       issuance costs                      -             .6            2.1
     Other                                 -             -             1.0
     ----------------------------------------------------------------------
                                       $ 17.3        $ 20.9         $ 54.4
     ======================================================================

                                        1997          1996            1995
    -----------------------------------------------------------------------
    (b)  CHANGES IN WORKING CAPITAL
    Accounts and note receivable       $(37.5)       $  5.7         $ 33.8
    Inventories                          10.2         (14.1)          59.9
    Accounts payable, accrued
       liabilities and
       product warranty                  10.2         (15.3)           8.3
    Other                                (3.0)          5.3           (4.7)
    -----------------------------------------------------------------------
                                       $(20.1)       $(18.4)        $ 97.3
    =======================================================================









------------------------------------------------------------------------

                                  - 63 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------
19.    SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND U.S.
       ACCOUNTING PRACTICES

       Accounting principles adopted by the Company as reflected in these consolidated financial statements in accordance with Canadian GAAP are generally consistent with accounting principles accepted in the United States ("U.S. GAAP") with certain exceptions. The following reconciliations reflect the differences in these accounting principles where applicable to the Company. If accounting principles generally accepted in the United States were followed, the effect on the consolidated financial statements would be:

      (a) Net income (loss) in accordance with U.S. GAAP

                                          ------------------------------
                                             1997      1996      1995
                                          ------------------------------
  Income (loss) from continuing
    operations (as reported)                $ 22.0     $ 11.6    $(81.2)

  U.S. GAAP adjustments
    Accounting for income taxes (1)            (.7)       (.7)      2.8

    Postretirement benefits, net of
      income tax recovery of nil in
      1997 (1996 - nil; 1995 - $.5) (2)       (1.9)      (1.8)      (.8)

    Loss on early extinguishment of debt,
      net of income tax recovery of nil
      in 1996 and 1995 (3)                      -          .6        .9

    Utilization of prior years' tax
       losses from discontinued
       operations (4)                           -          -        1.3

    Discount on sale of receivables,
      net of income tax provision of $.8
      in 1995 (5)                               -          -        1.3
  ----------------------------------------------------------------------
  Adjusted income (loss) from
    continuing operations                     19.4        9.7     (75.7)

  Loss from discontinued operations,
    net of income taxes                         -        (3.1)    (13.3)
  -----------------------------------------------------------------------
  Income (loss) before
    extraordinary item                        19.4        6.6     (89.0)

  Extraordinary item
    Loss on early extinguishment of
      debt, net of income tax recovery
      of nil in 1996 and 1995 (3)               -         (.6)      (.9)
  -----------------------------------------------------------------------
  Net income (loss) under U.S. GAAP         $ 19.4     $  6.0    $(89.9)
  =======================================================================

--------------------------------------------------------------------------
                                - 64 -
             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------
19.    SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND U.S.
       ACCOUNTING PRACTICES (CONT'D)

                                    -------------------------------------
                                           1997      1996      1995
                                    -------------------------------------
       Weighted average number of
          ordinary shares outstanding
          during the year under U.S.
          GAAP (in millions)

          Basic                           39.664    39.161    38.828
          Diluted                         40.549    39.254    38.828

       Basic income (loss) per
          ordinary share under
          U.S. GAAP (in dollars)

          From continuing operations      $ 0.49    $ 0.25    $(1.95)
          Before extraordinary item       $ 0.49    $ 0.17    $(2.29)
          After extraordinary item        $ 0.49    $ 0.15    $(2.32)

       Diluted income (loss) per
       ordinary share under
       U.S. GAAP (in dollars)

          From continuing operations      $ 0.48    $ 0.25    $(1.95)
          Before extraordinary item       $ 0.48    $ 0.17    $(2.29)
          After extraordinary item        $ 0.48    $ 0.15    $(2.32)




---------------------------------------------------------------------
                                 - 65 -


             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------
19. SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND U.S. ACCOUNTING PRACTICES (CONT'D)

       (1) This reconciliation reflects the application of Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." Additionally, the following table outlines the significant components of the Company's deferred tax assets (liabilities) as at December 31, 1997 and 1996, under U.S. GAAP disclosure requirements.

------------------------------------------------------------------------------------------
DECEMBER 31, 1997                              UNITED STATES       CANADA          TOTAL
------------------------------------------------------------------------------------------
Deferred tax assets
  Net operating losses and other carryforwards     $ 8.7          $ 12.3          $  21.0
  Product liability and warranty                    10.6              .8             11.4
  Allowance for doubtful accounts                    1.6              -               1.6
  Other tax assets                                  11.9             1.7             13.6
------------------------------------------------------------------------------------------
Total deferred tax assets before allowance          32.8            14.8             47.6
Valuation allowance for deferred tax assets        (18.2)          (14.3)           (32.5)
------------------------------------------------------------------------------------------
Deferred tax assets                                 14.6              .5             15.1
------------------------------------------------------------------------------------------
Deferred tax liabilities
  Tax over book depreciation                       (12.6)             -             (12.6)
  Other tax liabilities                             (1.4)            (.5)            (1.9)
------------------------------------------------------------------------------------------
Total deferred tax liabilities                     (14.0)            (.5)           (14.5)
------------------------------------------------------------------------------------------
Net deferred tax assets                            $  .6          $   -           $    .6
==========================================================================================
------------------------------------------------------------------------------------------
DECEMBER 31, 1996                               UNITED STATES      CANADA          TOTAL
------------------------------------------------------------------------------------------
Deferred tax assets
  Net operating losses and other carryforwards     $ 14.0         $ 12.5          $  26.5
  Product liability and warranty                     10.1             .9             11.0
  Allowance for doubtful accounts                     2.0             -               2.0
  Other tax assets                                   14.1            1.9             16.0
------------------------------------------------------------------------------------------
Total deferred tax assets before allowance           40.2           15.3             55.5
Valuation allowance for deferred tax assets         (26.3)         (14.8)           (41.1)
------------------------------------------------------------------------------------------
Deferred tax assets                                  13.9             .5             14.4
------------------------------------------------------------------------------------------
Deferred tax liabilities
  Tax over book depreciation                        (12.7)             -            (12.7)
  Other tax liabilities                              (1.2)           (.5)            (1.7)
------------------------------------------------------------------------------------------
Total deferred tax liabilities                      (13.9)           (.5)           (14.4)
------------------------------------------------------------------------------------------
Net deferred tax assets                            $   -           $  -           $    -
==========================================================================================

----------------------------------------------------------------------
                                - 66 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

19.    SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND U.S.
       ACCOUNTING PRACTICES (CONT'D)

       (2) This reconciliation reflects the application of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", for the Company's U.S. plans. The standard requires, among other things, the recognition of postretirement benefits on an accrual basis as opposed to the practice of recognizing the expense on a cash basis. The application of the new accounting method, prospectively, results in the transition obligation of U.S. $9.7 million being amortized on a straight-line basis over 25 years for hourly employees and 21 years for salaried employees. The effect of applying SFAS 106 was to decrease net income by $1.9 and $1.8 for 1997 and 1996, respectively, and increase the net loss by $.8 in 1995. Under Canadian GAAP, the Company expenses such benefits as incurred.

            The net periodic cost for postretirement health care benefits during 1997, 1996, and 1995, includes the following:

                                    1997           1996            1995
                                   -------------------------------------
       Service cost                $ 1.0           $ 1.1           $  .7
       Interest cost                 1.4             1.4             1.3
       Amortization of
         transition obligation        .6              .6              .5
                                   -------------------------------------
                                   $ 3.0           $ 3.1           $ 2.5
                                   =====================================

            In general, retiree health benefits are paid as covered expenses are incurred. The following table sets forth the funded status for the Company's postretirement health care plan at December 31, 1997 and 1996.

                                          1997              1996
                                         ------------------------
   Accumulated postretirement
      benefit obligations:
         Retirees                        $ 8.8              $ 6.2
         Fully eligible active plan
            participants                   2.7                2.5
         Other active plan participants   10.5               10.3
                                         ------------------------
   Total obligation                       22.0               19.0

   Unrecognized:
      Transition obligation               (6.8)              (8.1)
      Change in actuarial assumptions     (7.1)              (5.0)
                                         -------------------------
   Accrued postretirement benefit        $ 8.1              $ 5.9
                                         =========================

---------------------------------------------------------------------
                               - 67 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

19.    SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
       U.S. ACCOUNTING PRACTICES (CONT'D)

       (2) The assumed discount rate was 7.5% and 7.75% at December 31, 1997 and 1996, respectively, and the rate of increase in per capita costs of covered health care benefits is assumed to be 6% in 1997, decreasing gradually to 5% by the year 1999. Increasing the assumed health care cost trend rate by 1 percentage point would increase the accumulated postretirement obligation as of December 31, 1997, by approximately 13% and increase net periodic postretirement benefit cost by approximately 16% in 1997.

       (3) Under Canadian GAAP, this item is included in loss from continuing operations. Under U.S. GAAP, such an item is treated as an extraordinary item.

       (4) There are differences between Canadian and U.S. GAAP in the presentation of the Statement of Changes in Financial Position and the Statements of Income (Loss). Under U.S. GAAP, the utilization of prior years' tax losses is included in loss from continuing operations in 1995. Accordingly, cash provided by continuing operations, under U.S. GAAP for the year ended December 31, 1995, was $71.8. In addition, U.S. GAAP defines cash and cash equivalents to include cash and short-term, highly liquid investments, whereas Canadian GAAP defines cash to include cash, net of short-term borrowings.

       (5) There are differences between Canadian and U.S. GAAP in the recognition of a transfer of receivables as a sale. Under Canadian GAAP, for a transfer of receivables to be recognized as a sale, the transferor must transfer the significant risks and rewards of ownership of the receivables, whereas U.S. GAAP focuses on the control of the assets involved.

   (b)  Additional disclosure required under U.S. GAAP

       (1) SFAS 123 permits the Company to continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25., "Accounting for Stock Issued to Employees," to its stock option plan. If the compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for the 1997 and 1996 options, consistent with the method provided in SFAS 123, the Company's 1997 and 1996 pro forma net income and earnings per share would have been $18.5 and $5.7, and $0.47 and $0.15, respectively. The weighted average fair values of the 1997 and 1996 option grants are estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility for 1997 and 1996 was 70 percent and 53 percent, respectively; risk-free interest rates for 1997 and 1996 were 5.7% and 6.6%, respectively; and expected lives of seven years for both years. The weighted average fair values of the options granted in 1997 and 1996 were Cdn. $4.39 and Cdn. $1.46, respectively.

------------------------------------------------------------------------
                              - 68 -

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Year Ended December 31, 1997
               (With Comparative Figures for the Years
              Ended December 31, 1996 and 1995 - note 20)
        (In Millions of U.S. Dollars Unless Otherwise Stated)
-----------------------------------------------------------------------

19.    SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND U.S.
       ACCOUNTING PRACTICES (CONT'D)

       (2) Research and development expenses in 1997, 1996 and 1995 were $3.0, $2.9, and $2.8, respectively.

   (c)  Consolidated Balance Sheets

                       --------------------------------------------------
                                                     AMOUNTS AS ADJUSTED
                       AMOUNTS REPORTED UNDER        TO CONFORM WITH U.S.
                           CANADIAN GAAP                    GAAP
                       --------------------------------------------------
                       1997           1996           1997         1996
                       --------------------------------------------------
    Prepaid
      expenses
      and other         7.6             6.0           8.8            7.2
    Fixed assets       93.6           100.2          95.5          102.3
    Intangible
      assets           11.0            12.1          14.8           16.3
    Accrued
      liabilities      26.5            28.2          30.8           32.4
    Other long-term
      liabilities       5.1             4.2          13.2            9.0
    Deficit          (116.4)         (138.4)       (118.2)        (140.6)
    Shareholders'
      equity           51.5            28.8          49.7           26.6


20. PRIOR YEARS COMPARATIVE FIGURES

    The consolidated financial statements as at December 31, 1996 and for the years ended December 31, 1996 and 1995, were audited by another public accounting firm which expressed their opinion without reservation on those consolidated financial statements in their report dated February 11, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.


                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 1998 Proxy Statement is incorporated herein by reference. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

"Compensation of Executive Officers" contained in the 1998 Proxy Statement is incorporated herein by reference. The matters labeled "Report of the Compensation and Pension Committee" and "Performance Graphs" contained in the 1998 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

"Security Ownership of Certain Beneficial Owners and Management" contained in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Certain Transactions" contained in the 1998 Proxy Statement is incorporated herein by reference.

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

          (1)     Financial Statements:
                  Auditors' Reports

                  Consolidated Balance Sheets -
                                 December 31, 1997 and December 31, 1996.

                  Consolidated Statements of Income (Loss) and Deficit -
                                Years ended December 31, 1997,
                                   December 31, 1996 and December 31, 1995.

                  Consolidated Statements of Changes in Financial Position -
                                Years ended December 31, 1997,
                                   December 31, 1996, and December 31, 1995.

                  Notes to Consolidated Financial Statements -
                                Years ended December 31, 1997,
                                   December 31, 1996 and December 31, 1995.

          (2)     Schedules:
                  Auditors' Reports

                  Schedule I - Condensed Financial Information of the
                               Registrant for the Years Ended December 31,
                               1997, 1996 and 1995.

                  Schedule II - Consolidated Valuation and Qualifying
                               Accounts for the Years Ended December 31,
                               1997, 1996 and 1995.

           All other schedules for which provision is made in the applicable accounting regulation of the Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

          (3) Those exhibits required to be filed as Exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K, 17 C.F.R.
Section 229.601, as follows:

     3(i), 4.1     Articles of Incorporation of International Comfort
                   Products Corporation filed as Exhibit 3(i)/4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     3(ii), 4.2    Bylaws of International Comfort Products Corporation filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December

                   31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference

     4.3 Indenture dated as of March 1, 1993 between International Comfort Products Corporation (USA) (f/k/a Inter-City Products Corporation (USA)) ("ICP (USA)") and United States Trust Company of New York, as trustee (and correlative form of Certificate, form of Mortgage, form of Pledge and Security Agreement and form of Intellectual Property Security Agreement) relating to ICP (USA)'s
                   9 3/4% Senior Secured Notes due 2002, filed as Exhibit 4.1 to Amendment No. 3 to ICP (USA)'s Registration Statement on Form S-1 filed with the Commission on March 2, 1993, and incorporated herein by this reference

     4.4 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), ICP (USA) and LaSalle National Bank, as Trustee filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.5 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP -Receivables, ICP (USA) and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP (USA) filed as
                   Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.6 Receivables Purchase Agreement dated as of July 25, 1996 among ICP (USA), Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.7 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP
                   (USA), the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.8 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP (USA) and Argos Funding Corp. filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.9 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP -Receivables, ICP (USA), the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.10 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP -USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
                   Exhibit 4.10 to the Company's Quarterly Report on Form 10 -Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     4.11 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP (USA), ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
                   Exhibit 4.11 to the Company's Quarterly Report on Form 10 -Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     10.1 Loan and Security Agreement dated as of July 18, 1997 between ICP (USA) and NationsBank, N.A. filed as Exhibit
                   4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

     10.2 International Comfort Products Corporation Employee Stock Option Plan filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 33-90366) filed with the Commission on March 16, 1995, and incorporated herein by this reference

     10.3 International Comfort Products Corporation Share Compensation Arrangement for Non-Employee Directors

     10.4 International Comfort Products Corporation Long Term Incentive Plan filed as Exhibit 10.25 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

     10.5 Amendment to International Comfort Products Corporation Long Term Incentive Plan filed as Exhibit 10.11 to
                   ICP (USA)'s Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 28 1994, and incorporated herein by this reference

     10.6 International Comfort Products Corporation 1997 Long Term Incentive Plan for Senior Management

     10.7          ICP (USA) Share Ownership Savings Plan filed as Exhibit
                   10.26 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

     10.8          Amendments to ICP (USA)'s Share Ownership Savings Plan

     10.9          Retirement Plan for Salaried Employees filed as Exhibit
                   10.27 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

     10.10 Supplemental Retirement Benefit Agreement dated September 1, 1994 with W. Michael Clevy filed as Exhibit 10.16 to ICP (USA)'s Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 28, 1996, and incorporated herein by this reference

     10.11         Termination Agreement with W. Michael Clevy

     10.12         Termination Agreement with Stephen L. Clanton

     10.13         Termination Agreement with James L. Kirwan *

     10.14         Termination Agreement with Herman V. Kling *

     10.15         Change in Control Agreement with David P. Cain

     10.16         Change in Control Agreement with Francis C. Harrell **

     10.17         Change in Control Agreement with Robert C. Henningsen **

-------------------
     *    Document not filed because substantially identical to Exhibit 10.12

     **   Document not filed because substantially identical to Exhibit 10.15

     10.18         Change in Control Agreement with Alexander T. Lim **

     10.19         Change in Control Agreement with Augusto H. Millan **

     10.20         Change in Control Agreement with H. David Tayler **

     10.21         Change in Control Agreement with James R. Wiese **

     21            Subsidiaries of International Comfort Products Corporation

     23.1 Consent of Arthur Andersen & Co., independent chartered accountants

     23.2 Consent of Coopers & Lybrand, independent chartered accountants

     27            Financial Data Schedule

     99.1 Consolidated Financial Statements of International Comfort Products Corporation (USA)

     99.2          Schedule I - Condensed Financial Information

     99.3          Schedule II - Consolidated Valuation and Qualifying
                   Accounts


-------------------
     **   Document not filed because substantially identical to Exhibit 10.15


     (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Annual Report on Form 10-K.

     (c) Exhibits -- the response to this portion of Item 14 is submitted as a separate section of this Report. See Item 14(a).

     (d)     Financial Statement Schedules -- the response to this portion of
Item 14 is submitted as a separate section of this Report.  See Item 14(a).

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th
day of March, 1998.                                                  ------


                                 INTERNATIONAL COMFORT PRODUCTS CORPORATION

                                 By:/s/ S. Clanton
                                    ---------------------------
                                        Stephen L. Clanton
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 1998.
                                                   ------
SIGNATURE                                      TITLE

 /s/ Richard W. Snyder            Chairman of the Board and Director
-------------------------
(Richard W. Snyder)

 /s/ W. Michael Clevy             President and Chief Executive Officer
-------------------------
(W. Michael Clevy)

 /s/ David P. Cain                Senior Vice President, General Counsel
-------------------------         and Secretary
(David P. Cain)

 /s/ S.L. Clanton                 Senior Vice President, Chief Financial
-------------------------         Officer and Treasurer
(S.L. Clanton)

 /s/ Stanley M. Beck              Director
-------------------------
(Stanley M. Beck)

 /s/ William G. Davis             Director
-------------------------
(William G. Davis)

 /s/ John F. Fraser               Director
-------------------------
(John F. Fraser)

 /s/ Roy T. Graydon               Director
-------------------------
(Roy T. Graydon)
                                - 76 -


 /s/ Marvin G. Marshall           Director
-------------------------
(Marvin G. Marshall)

 /s/ Ernest C. Mercier           Director
-------------------------
(Ernest C. Mercier)

 /s/ David H. Morris              Director
-------------------------
(David H. Morris)

 /s/ David A. Rattee              Director
-------------------------
(David A. Rattee)

 /s/ William A. Wilson            Director
-------------------------
(William A. Wilson)






























                                - 77 -


                            EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
3(i), 4.1     Articles of Incorporation of International Comfort
              Products Corporation filed as Exhibit 3(i)/4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

3(ii), 4.2    Bylaws of International Comfort Products Corporation filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference

4.3 Indenture dated as of March 1, 1993 between International Comfort Products Corporation (USA) (f/k/a Inter-City Products Corporation (USA)) ("ICP (USA)") and United States Trust Company of New York, as trustee (and correlative form of Certificate, form of Mortgage, form of Pledge and Security Agreement and form of Intellectual Property Security Agreement) relating to ICP (USA)'s 9 3/4% Senior Secured Notes due 2002, filed as Exhibit 4.1 to Amendment No. 3 to ICP (USA)'s Registration Statement on Form S-1 filed with the Commission on March 2, 1993, and incorporated herein by this reference

4.4 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), ICP (USA) and LaSalle National Bank, as Trustee filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.5 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP -Receivables, ICP (USA) and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP (USA) filed as
              Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference


                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------

4.6 Receivables Purchase Agreement dated as of July 25, 1996 among ICP (USA), Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.7 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP (USA), the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.8 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP (USA) and Argos Funding Corp. filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.9 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP -Receivables, ICP (USA), the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.10 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP -USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
              Exhibit 4.10 to the Company's Quarterly Report on Form 10 -Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference


                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------

4.11 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP (USA), ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
              Exhibit 4.11 to the Company's Quarterly Report on Form 10 -Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

10.1 Loan and Security Agreement dated as of July 18, 1997 between ICP (USA) and NationsBank, N.A. filed as Exhibit
              4.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

10.2 International Comfort Products Corporation Employee Stock Option Plan filed as Exhibit 4.1 to the Company's
              Registration Statement on Form S-8 filed with the Commission on March 16, 1995, and incorporated herein by this reference

10.3          International Comfort Products Corporation Share
              Compensation Arrangement for Non-Employee Directors

10.4 International Comfort Products Corporation Long Term Incentive Plan filed as Exhibit 10.25 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

10.5 Amendment to International Comfort Products Corporation Long Term Incentive Plan filed as Exhibit 10.11 to
              ICP (USA)'s Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 28, 1994, and incorporated herein by this reference

10.6 International Comfort Products Corporation 1997 Long Term Incentive Plan for Senior Management

10.7          ICP (USA) Share Ownership Savings Plan filed as Exhibit
              10.26 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

10.8          Amendments to ICP (USA)'s Share Ownership Savings Plan

10.9          Retirement Plan for Salaried Employees filed as Exhibit
              10.27 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------

10.9          Retirement Plan for Salaried Employees filed as Exhibit
              10.27 to ICP (USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference

10.10 Supplemental Retirement Benefit Agreement dated September 1, 1994 with W. Michael Clevy filed as Exhibit 10.16 to ICP (USA)'s Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 28, 1996, and incorporated herein by this reference

10.11         Termination Agreement with W. Michael Clevy

10.12         Termination Agreement with Stephen L. Clanton

10.13         Termination Agreement with James L. Kirwan *

10.14         Termination Agreement with Herman V. Kling *

10.15         Change in Control Agreement with David P. Cain

10.16         Change in Control Agreement with Francis C. Harrell **

10.17         Change in Control Agreement with Robert C. Henningsen **

10.18         Change in Control Agreement with Alexander T. Lim **

10.19         Change in Control Agreement with Augusto H. Millan **

10.20         Change in Control Agreement with H. David Tayler **

10.21         Change in Control Agreement with James R. Wiese **

21            Subsidiaries of International Comfort Products Corporation

23.1 Consent of Arthur Andersen & Co., independent chartered accountants

23.2 Consent of Coopers & Lybrand, independent chartered accountants

27            Financial Data Schedule

99.1 Consolidated Financial Statements of International Comfort Products Corporation (USA)

99.2          Schedule I - Condensed Financial Information

99.3          Schedule II - Consolidated Valuation and Qualifying
                   Accounts

-------------------
     *    Document not filed because substantially identical to Exhibit 10.12

     **   Document not filed because substantially identical to Exhibit 10.15