Form 10-Q
period 1998-03-31
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1998-05-15
CIK 316218

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ------------
                             FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to
                                         --------   --------

                 Commission file number  1-7955
                         -------------

          INTERNATIONAL COMFORT PRODUCTS CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Canada                         98-004520009
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification No.)

  501 Corporate Centre Drive, Suite 200,
       Franklin, Tennessee                         37067
(Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (615) 771-0200

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

As of April 27, 1998, there were 39,898,175 shares of International Comfort Products Corporation Ordinary Shares outstanding.

======================================================================
                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


         INDEX TO FINANCIAL STATEMENTS INCLUDED IN THIS
               QUARTERLY REPORT ON FORM 10-Q


          INTERNATIONAL COMFORT PRODUCTS CORPORATION
                     AND SUBSIDIARIES
                        (Unaudited)

                                                                     Page
                                                                     ----
Consolidated Statements of Income:
                 (Three months ended 3/31/98 and 3/31/97)               3

Consolidated Balance Sheets (3/31/98, 3/31/97 and 12/31/97)         4 - 5

Consolidated Statements of Changes in Financial Position
                 (Three months ended 3/31/98 and 3/31/97)               6

Notes to Consolidated Financial Statements                          7 - 9

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Three Months Ended March 31, 1998 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1998           1997
----------------------------------------------------------------------------
Net Sales                                             $ 132.8        $ 136.6
Cost of Sales                                           104.3          108.7
----------------------------------------------------------------------------

Gross Profit                                             28.5           27.9
Selling, General and Administrative Expenses             20.2           21.5
----------------------------------------------------------------------------

Operating Profit                                          8.3            6.4
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                        4.5            4.7
  Amortization of debt issuance costs                      .3             .3
----------------------------------------------------------------------------

                                                          4.8            5.0
----------------------------------------------------------------------------

Net Income                                            $   3.5        $   1.4
============================================================================

Average number of shares (in millions)                   39.9           39.4
============================================================================



Earnings per Ordinary Share                           $  0.09        $  0.04
============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
              (In Millions of U.S. Dollars) - Canadian GAAP


                                              March 31          December 31
                                          ------------------    ------------
                                          1998          1997         1997
----------------------------------------------------------------------------
                                              UNAUDITED
ASSETS
  Current Assets
    Cash and short-term deposits       $  10.1      $  10.6        $  31.0
    Accounts receivable                  102.3        102.7           96.5
    Note receivable                         -            -             7.7
    Inventories                          125.4        126.9           94.5
    Prepaid expenses and other             5.6         10.8            7.6
-----------------------------------------------------------------------------

                                         243.4        251.0          237.3
-----------------------------------------------------------------------------

  Fixed Assets
    Property, plant and equipment        222.6        211.6          214.3
    Accumulated depreciation             124.5        115.9          120.7
-----------------------------------------------------------------------------

                                          98.1         95.7           93.6
-----------------------------------------------------------------------------

  Intangible Assets, net                  26.7          9.1           11.0
  Other Assets, net                       10.6         12.8           10.1
-----------------------------------------------------------------------------

                                       $ 378.8      $ 368.6        $ 352.0
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
              (In Millions of U.S. Dollars) - Canadian GAAP


                                              March 31          December 31
                                          ------------------    ------------
                                          1998          1997         1997
----------------------------------------------------------------------------
                                              UNAUDITED
LIABILITIES
  Current Liabilities
    Short-term borrowings              $  37.4      $  59.3        $  19.7
    Accounts payable                      51.0         47.4           44.8
    Accrued liabilities                   28.2         22.7           26.5
    Product warranty                       9.5          8.7            9.5
    Current portion of long-term debt       .2           -              .2
-----------------------------------------------------------------------------

                                         126.3        138.1          100.7

  Long-Term Debt                         165.6        165.0          165.6
  Product Warranty                        14.6         17.1           16.2
  Other Long-Term Liabilities             16.9         17.3           18.0
-----------------------------------------------------------------------------

                                         323.4        337.5          300.5
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Ordinary Shares                        171.5        170.5          171.2
  Deficit                               (113.0)      (137.1)        (116.4)
  Foreign Currency
    Translation Adjustment                (3.1)        (2.3)          (3.3)
-----------------------------------------------------------------------------

                                          55.4         31.1           51.5
-----------------------------------------------------------------------------
                                       $ 378.8      $ 368.6        $ 352.0
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
        Consolidated Statements of Changes In Financial Position
     For the Three Months Ended March 31, 1998 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP

Cash Provided By (Used for)                     1998                1997
-----------------------------------------------------------------------------

OPERATIONS
Net income                                    $   3.5             $   1.4
Items not involving current cash flows
  Depreciation and amortization                   4.4                 4.2
Changes in working capital
  Accounts receivable                             6.0               (29.9)
  Inventories                                   (25.5)              (28.3)
  Prepaid expenses and other                      1.0               ( 5.5)
  Accounts payable, accrued liabilities,
    and product warranty                           .4                 7.0
-----------------------------------------------------------------------------
                                                (10.2)              (51.1)
-----------------------------------------------------------------------------

INVESTING
  Property, plant and equipment                 ( 3.2)               ( .6)
  Acquisition of United Electric Company        (25.6)                 -
  Proceeds from sale of Coastline and
    factory branches                               -                 23.1
-----------------------------------------------------------------------------

                                                (28.8)               22.5
-----------------------------------------------------------------------------

FINANCING
  Ordinary shares issued                           .3                 1.3
-----------------------------------------------------------------------------

Increase in Borrowings                          (38.7)              (27.3)
Net Cash (Borrowings) -
  Beginning of the period                        11.4               (21.4)
-----------------------------------------------------------------------------
Net Borrowings - End of the period            $ (27.3)            $ (48.7)
=============================================================================

Represented by
  Short-term borrowings                       $ (37.4)            $ (59.3)
  Less: Cash and short-term deposits             10.1                10.6
-----------------------------------------------------------------------------

                                              $ (27.3)            $ (48.7)
=============================================================================

                            See accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------


1. Reference should be made to the consolidated financial statements for the year ended December 31, 1997 included in Form 10-K filed on March 31, 1998, for details of significant accounting policies. Certain comparative figures have been reclassified to conform with current financial statement presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and 1997, the results of operations and changes in financial position for the three months then ended.
       The interim results are not necessarily indicative of the results to be expected for the full year.

3.      Details of inventories are as follows:


                                                 March 31       December 31
                                             ----------------   ------------
                                             1998        1997       1997
----------------------------------------------------------------------------
                                                 UNAUDITED
       Finished goods                       $  87.2     $  95.3     $  58.8

       Raw materials and work in process       15.9        11.4        13.4

       Service parts                           22.3        20.2        22.3
----------------------------------------------------------------------------
                                            $ 125.4     $ 126.9     $  94.5
============================================================================


              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------


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


                                         Three Months Ended
                                             March 31
                                        --------------------
                                         1998          1997
Net income (as reported)                $  3.5        $  1.4

Accounting for income taxes                (.2)          (.2)
Post-retirement benefits                   (.7)          (.5)
                                        --------------------
Net income under U.S. GAAP              $  2.6        $  0.7
                                        ====================
Weighted average number of
  ordinary shares outstanding
  during the period under
  U.S. GAAP (millions)
    Basic                                 39.9          39.4
    Diluted                               41.8          40.5

Net income per share under
  U.S. GAAP (in dollars)
    Basic                                $ 0.07        $ 0.02
    Diluted                              $ 0.06        $ 0.02



              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------


4. Significant Differences Between Canadian and U.S. Accounting Practices (Continued)

Consolidated Balance Sheets


                                            March 31             December 31
                                       -----------------        -------------
                                       1998          1997            1997
                                     ----------------------------------------
Total assets (as reported)              $ 378.8      $ 368.6       $ 352.0

Items increasing reported total assets
  Deferred income taxes                     3.8          3.9           3.4
  Post-retirement and pension benefits      4.7          4.1           3.9
                                      ---------------------------------------
Total assets - U.S. GAAP                $ 387.3      $ 376.6       $ 359.3
                                      =======================================

Shareholders' equity (as reported)     $   55.4      $  31.1       $  51.5
Items increasing (decreasing)
  reported shareholders' equity
    Deferred income taxes                   3.8          3.9           3.4
    Post-retirement and pension benefits   (5.2)        (5.5)         (5.2)
                                      ---------------------------------------
Shareholders' equity - U.S. GAAP       $   54.0       $ 29.5       $  49.7
                                      =======================================


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

FINANCIAL RESULTS

For the first quarter ended March 31, 1998, net income was $3.5 million or nine cents per share, compared with $1.4 million or four cents per share for the corresponding period in 1997.

Effective January 31, 1998, the Company acquired United Electric Company ("United Electric") located in Wichita Falls, Texas for proceeds of approximately $25.6 million. United Electric is engaged principally in the manufacture of components for commercial heating, ventilation and air conditioning ("HVAC") systems. United Electric had 1997 sales of approximately $25.0 million. The results of operations of United Electric are included in the consolidated statement of income of the Company since the date of acquisition.

The following table sets forth, for the first quarters presented, certain information relating to the operations of the Company, expressed as a percentage of net sales.


                                                       1998     1997
        -------------------------------------------------------------
        Net sales                                      100.0%   100.0%
        Cost of sales                                   78.5     79.6
        Gross profit                                    21.5     20.4
        Selling, general and administrative expenses    15.2     15.7
        Operating profit                                 6.3      4.7
        Financial expenses                               3.7      3.7
        Net income                                       2.6      1.0
        -------------------------------------------------------------

NET SALES

In the first quarter of 1998, net sales were $132.8 million compared to $136.6 million for the corresponding quarter of 1997, a decrease of $3.8 million or 2.8%. In 1997, the Company sold its distribution outlets in
the U.S. southeast and midwest.   Excluding sales from these divested
operations and the acquisition of United Electric in 1998, the Company's net sales declined slightly to $128.6 million in 1998 compared to $129.7 million in 1997. The decrease in net sales from the Company's residential HVAC products were partially offset by higher international, commercial and Canadian revenues.

GROSS PROFIT

For the three months ended March 31, 1998, gross profit was $28.5 million or 21.5% of net sales, compared with $27.9 million or 20.4% in the same
period of 1997.   The increase in gross profit percentage was primarily
due to continuous cost savings and manufacturing efficiencies achieved at the Lewisburg, Tennessee manufacturing facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $20.2 million in 1998 or 15.2% of net sales, compared with $21.5 million or 15.7% for the first quarter of 1997. The decline in SG&A expenses reflects the divestiture of Company-owned distribution outlets sold in 1997, partially offset by the expansion of the Company's international and Canadian distribution businesses.

OPERATING PROFIT

Operating profit was $8.3 million or 6.3% of net sales for the three months ended March 31, 1998, compared with $6.4 million or 4.7% in the corresponding period in 1997. EBITDA (earnings before interest, taxes, depreciation and amortization) was $12.4 million for the first quarter of 1998 compared with $10.3 million in the three month period in 1997.

INCOME TAXES

The Company is currently not recording income taxes as a result of accumulated tax losses from prior years.

NET INCOME

For the first quarter ended March 31, 1998, net income was $3.5 million or 9 cents per share, compared with $1.4 million or 4 cents per share, in the first quarter in 1997.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 1998, free cash flow (cash from operations adjusted for cash received from or utilized in investing activities) was negative $39.0 million compared to negative $28.6 million for the same period in 1997, a reduction of $10.4 million. In 1998, investing activities included the acquisition of United Electric of $25.6 million, whereas in the corresponding period in 1997, investing activities included the proceeds from sale of Coastline Distribution Inc. and four factory branches totaling $23.1 million. Excluding the acquisition and divestiture, free cash flow is $38.3 million higher in 1998 compared to 1997. As of March 31, 1998, working capital was $117.1 million compared to $112.9 million a year earlier.

                   PART II- OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly
Report on Form 10-Q:

     Exhibit No.      Description
     -----------      ------------
     3(i),  4.1   Articles of Incorporation of International Comfort
                  Products Corporation filed as Exhibit 3(i)/4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     3(ii), 4.2   Bylaws of International Comfort Products Corporation
                  filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference.

     4.3 Indenture dated as of March 1, 1993 between International Comfort Products Corporation (USA) (f/k/a Inter-City Products Corporation (USA)) ("ICP-USA") and United States Trust Company of New York, as trustee (and correlative form of Certificate, form of Mortgage, form of Pledge and Security Agreement and form of Intellectual Property Security Agreement) relating to ICP-USA's 9 3/4% Senior Secured Notes due 2000, filed as Exhibit 4.1 to Amendment No. 3 to ICP-USA's Registration Statement on Form S-1 filed with the Commission on March 2, 1993, and incorporated herein by this reference.

     4.4 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), ICP-USA and LaSalle National Bank, as Trustee filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.5 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP-USA and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP-USA filed as
                  Exhibit 4.5 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.6 Receivables Purchase Agreement dated as of July 25, 1996 among ICP-USA, Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.7 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.8 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-USA and Argos Funding Corp. filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.9 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.10 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
                  Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.11 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
                  Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     27           Financial Data Schedule.

     99.1 Unaudited interim consolidated financial statements of ICP-USA for the three months ended March 31, 1998 and 1997.


     (b) During the quarter ended March 31, 1998, there were no Current Reports on Form 8-K filed by the Company.

                             SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date:  May 11, 1998              INTERNATIONAL COMFORT PRODUCTS CORPORATION

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
             Products Corporation filed as Exhibit 3(i)/4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

3(ii), 4.2   Bylaws of International Comfort Products Corporation
             filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference

4.3 Indenture dated as of March 1, 1993 between International Comfort Products Corporation (USA) (f/k/a Inter-City Products Corporation (USA)) ("ICP-USA") and United States Trust Company of New York, as trustee (and correlative form of Certificate, form of Mortgage, form of Pledge and Security Agreement and form of Intellectual Property Security Agreement) relating to ICP-USA's 9 3/4% Senior Secured Notes due 2000, filed as Exhibit 4.1 to Amendment No. 3 to ICP-USA's Registration Statement on Form S-1 filed with the Commission on March 2, 1993, and incorporated herein by this reference

4.4 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), ICP-USA and LaSalle National Bank, as Trustee filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.5 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP-USA and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP-USA filed as
             Exhibit 4.5 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.6 Receivables Purchase Agreement dated as of July 25, 1996 among ICP-USA, Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------

4.7 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.8 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-USA and Argos Funding Corp. filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.9 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.10 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
             Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.11 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
             Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

27           Financial Data Schedule

99.1 Unaudited interim consolidated financial statements of ICP-USA for the three months ended March 31, 1998 and 1997