Form 10-Q
period 1998-06-30
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1998-08-14
CIK 316218

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ------------
                             FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to
                                         --------   --------

                 Commission file number: 1-7955
                 ------------------------------

          INTERNATIONAL COMFORT PRODUCTS CORPORATION
     -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

              Canada                          98-0045209
   ---------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)       Identification No.)

   501 Corporate Centre Drive, Suite 200,
        Franklin, Tennessee                         37067
 ------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)

                         (615) 771-0200
 ------------------------------------------------------------
      Registrant's telephone number, including area code

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

As of July 29, 1998, there were 41,459,950 shares of International Comfort Products Corporation Ordinary Shares outstanding.

======================================================================
                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


         INDEX TO FINANCIAL STATEMENTS INCLUDED IN THIS
               QUARTERLY REPORT ON FORM 10-Q


          INTERNATIONAL COMFORT PRODUCTS CORPORATION
                     AND SUBSIDIARIES
                        (Unaudited)

                                                                     Page
                                                                     ----
Consolidated Statements of Income
                 (Three months ended June 30, 1998 and
                  June 30, 1997)                                        3
                 (Six months ended June 30, 1998 and
                  June 30, 1997)                                        4

Consolidated Balance Sheets (As of June 30, 1998, June 30, 1997
                  and December 31, 1997)                            5 - 6

Consolidated Statements of Changes in Financial Position
                 (Six months ended June 30, 1998 and
                  June 30, 1997)                                        7

Notes to Consolidated Financial Statements                         8 - 11

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Three Months Ended June 30, 1998 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1998           1997
----------------------------------------------------------------------------
Net Sales                                             $ 218.5        $ 177.6
Cost of Sales                                           170.7          139.2
----------------------------------------------------------------------------

Gross Profit                                             47.8           38.4
Selling, General and Administrative Expenses             26.9           22.9
----------------------------------------------------------------------------

Operating Profit                                         20.9           15.5
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                        5.0            4.9
  Amortization of debt issuance costs                     0.3            0.3
  Refinancing costs                                       5.0             -
----------------------------------------------------------------------------

                                                         10.3            5.2
----------------------------------------------------------------------------

Net Income                                            $  10.6        $  10.3
============================================================================

Average number of shares (in millions)                   40.4           39.7
============================================================================



Earnings Per Ordinary Share
  Basic                                               $  0.26        $  0.26
  Fully diluted                                       $  0.25        $  0.25
============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
      For the Six Months Ended June 30, 1998 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1998           1997
----------------------------------------------------------------------------
Net Sales                                             $ 351.3        $ 314.2
Cost of Sales                                           275.0          247.9
----------------------------------------------------------------------------

Gross Profit                                             76.3           66.3
Selling, General and Administrative Expenses             47.1           44.4
----------------------------------------------------------------------------

Operating Profit                                         29.2           21.9
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                        9.5            9.6
  Amortization of debt issuance costs                     0.6            0.6
  Refinancing costs                                       5.0             -
----------------------------------------------------------------------------

                                                         15.1           10.2
----------------------------------------------------------------------------

Net Income                                            $  14.1        $  11.7
============================================================================

Average number of shares (in millions)                   40.1           39.5
============================================================================



Earnings Per Ordinary Share
  Basic                                               $  0.35        $  0.30
  Fully diluted                                       $  0.34        $  0.28
============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
              (In Millions of U.S. Dollars) - Canadian GAAP - UNAUDITED


                                               June 30          December 31
                                          ------------------    ------------
                                          1998          1997         1997
----------------------------------------------------------------------------

ASSETS
  Current Assets
    Cash and short-term deposits       $  21.1      $  17.7        $  31.0
    Accounts receivable                  140.5        113.4           96.5
    Note receivable                         -            -             7.7
    Inventories                          116.6        134.4           94.5
    Prepaid expenses and other             6.5          5.7            7.6
-----------------------------------------------------------------------------

                                         284.7        271.2          237.3
-----------------------------------------------------------------------------

  Fixed Assets
    Property, plant and equipment        228.7        213.7          214.3
    Accumulated depreciation             127.7        119.6          120.7
-----------------------------------------------------------------------------

                                         101.0         94.1           93.6
-----------------------------------------------------------------------------

  Intangible Assets, net                  30.9          9.2           11.0
  Other Assets, net                       14.2         12.6           10.1
-----------------------------------------------------------------------------

                                       $ 430.8      $ 387.1        $ 352.0
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
              (In Millions of U.S. Dollars) - Canadian GAAP - UNAUDITED


                                               June 30          December 31
                                          ------------------    ------------
                                          1998          1997         1997
----------------------------------------------------------------------------

LIABILITIES
  Current Liabilities
    Short-term borrowings              $  42.5      $  57.2        $  19.7
    Accounts payable                      60.8         50.3           44.8
    Accrued liabilities                   31.7         28.8           26.5
    Product warranty                       9.7          8.6            9.5
    Current portion of long-term debt      0.2           -             0.2
-----------------------------------------------------------------------------

                                         144.9        144.9          100.7

  Long-Term Debt                         175.4        165.0          165.6
  Product Warranty                        14.8         18.0           16.2
  Other Long-Term Liabilities             15.8         17.5           18.0
-----------------------------------------------------------------------------

                                         350.9        345.4          300.5
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Ordinary Shares                        186.1        170.7          171.2
  Deficit                               (102.3)      (126.8)        (116.4)
  Foreign Currency
    Translation Adjustment                (3.9)        (2.2)          (3.3)
-----------------------------------------------------------------------------

                                          79.9         41.7           51.5
-----------------------------------------------------------------------------
                                       $ 430.8      $ 387.1        $ 352.0
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
        Consolidated Statements of Changes In Financial Position
       For the Six Months Ended June 30, 1998 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP

Cash Provided By (Used for)                     1998                1997
-----------------------------------------------------------------------------

OPERATIONS
Net income                                    $  14.1             $  11.7
Items not involving current cash flows
  Depreciation and amortization                   8.7                 8.5
  Refinancing costs                               2.3                  -
Changes in working capital
  Accounts receivable                           (29.5)              (40.7)
  Inventories                                   (10.3)              (34.4)
  Prepaid expenses and other                      1.5                (0.5)
  Accounts payable, accrued liabilities,
    and product warranty                         10.9                17.1
-----------------------------------------------------------------------------
                                                 (2.3)              (38.3)
-----------------------------------------------------------------------------

INVESTING
  Property, plant and equipment                  (6.6)               (2.6)
  Acquisition of United Electric Company        (25.6)                 -
  Acquisition of A-1 Components Corp.           (14.3)                 -
  Acquisition of distribution company              -                 (1.8)
  Proceeds from sale of Coastline and
    factory branches                               -                 23.1
-----------------------------------------------------------------------------

                                                (46.5)               18.7
-----------------------------------------------------------------------------

FINANCING
  Long-term debt issued                         150.0                  -
  Ordinary shares issued                         14.9                 1.5
  Repayment of long-term debt                  (140.2)                 -
  Refinancing costs                              (8.6)                 -
-----------------------------------------------------------------------------
                                                 16.1                 1.5
-----------------------------------------------------------------------------

Increase in Borrowings                          (32.7)              (18.1)
Net Cash (Borrowings) -
  Beginning of the period                        11.3               (21.4)
-----------------------------------------------------------------------------
Net Borrowings - End of the period            $ (21.4)            $ (39.5)
=============================================================================

Represented by
  Short-term borrowings                       $ (42.5)            $ (57.2)
  Less: Cash and short-term deposits             21.1                17.7
-----------------------------------------------------------------------------

                                              $ (21.4)            $ (39.5)
=============================================================================

                            See accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
     For the Six Months Ended June 30, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------


1. Reference should be made to the consolidated financial statements for the year ended December 31, 1997 included in Form 10-K filed on March 31, 1998, for details of significant accounting policies. Certain comparative figures have been reclassified to conform with current financial statement presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and 1997, the results of operations and changes in financial position for the periods then ended. The interim results are not necessarily indicative of the results to be expected for the full year.

3.      Details of inventories are as follows:


                                                 June 30        December 31
                                             ----------------   ------------
                                             1998        1997       1997
----------------------------------------------------------------------------
       Finished goods                       $  74.9     $  98.0     $  58.8

       Raw materials and work in process       17.8        11.4        13.4

       Service parts                           23.9        25.0        22.3
----------------------------------------------------------------------------
                                            $ 116.6     $ 134.4     $  94.5
============================================================================


              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
     For the Six Months Ended June 30, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------


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

                                  Three Months Ended         Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1998          1997        1998          1997
                                 ------        ------      ------        ------
Net income (as reported)         $ 10.6        $ 10.3      $ 14.1        $ 11.7

Accounting for income taxes         (.1)          (.1)        (.3)          (.3)
Post-retirement benefits            (.4)          (.6)       (1.1)         (1.1)
                                 --------------------      --------------------
Net income under U.S. GAAP       $ 10.1        $  9.6      $ 12.7        $ 10.3
                                 ====================      ====================
Weighted average number of
  ordinary shares outstanding
  during the period under
  U.S. GAAP (in millions)
    Basic                          40.4          39.7        40.1          39.5
    Diluted                        42.4          41.8        42.1          41.6

Net income per share under
  U.S. GAAP (in dollars)
    Basic                        $ 0.25        $ 0.24      $ 0.32        $ 0.26
    Diluted                      $ 0.24        $ 0.23      $ 0.31        $ 0.25



              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
     For the Six Months Ended June 30, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------


4. Significant Differences Between Canadian and U.S. Accounting Practices (Continued)

Consolidated Balance Sheets:
----------------------------

                                               June 30           December 31
                                         -------------------   -------------
                                            1998      1997          1997
                                         ----------------------------------
Total assets (as reported)                $ 430.8   $ 387.1        $ 352.0

Items increasing reported total assets
  Deferred income taxes                       3.7       3.7            3.4
  Post-retirement and pension benefits        4.6       4.1            3.9
                                          ---------------------------------
Total assets - U.S. GAAP                  $ 439.1   $ 394.9        $ 359.3
                                          =================================

Shareholders' equity (as reported)        $  79.9   $  41.7        $  51.5
Items increasing (decreasing)
  reported shareholders' equity
    Deferred income taxes                     3.7       3.7            3.4
    Post-retirement and pension benefits     (5.6)     (6.1)          (5.2)
                                          ---------------------------------
Shareholders' equity - U.S. GAAP          $  78.0    $ 39.3        $  49.7
                                          =================================


              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
     For the Six Months Ended June 30, 1998 and 1997 - UNAUDITED
             (In Millions of Dollars) - Canadian GAAP
----------------------------------------------------------------------------

5.       Summarized Financial Information

         International Comfort Products Holdings, Inc. ("ICP Holdings") is a wholly-owned subsidiary of the Company. ICP Holdings is the issuer of certain securities as to which a registration statement now has been filed under the Securities Act of 1933.
         Upon that registration statement being declared effective, ICP Holdings would be subject to the reporting requirements under
         Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Because these securities, however, are fully and unconditionally guaranteed by the Company and management has determined that such information is not material to the holder of such securities, the Company and ICP Holdings have filed with the Commission a request that ICP Holdings be exempted from the reporting requirements of the Exchange Act. Financial information relating to ICP Holdings is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes to the financial statements of the Company. Summarized financial information for ICP Holdings is as follows:

Condensed Income Statement Information:
---------------------------------------

                                  Three Months Ended         Six Months Ended
                                       June 30                   June 30
                                 --------------------      --------------------
                                  1998          1997        1998          1997
Net sales                        $ 206.2       $ 165.9     $ 329.7       $ 292.1
Gross profit                        43.6          35.0        69.5          61.4
Net income                          11.9          10.5        16.5          13.4

Condensed Balance Sheet Information:
------------------------------------

                                                 June 30        December 31
                                                  1998             1997
----------------------------------------------------------------------------
Current assets                                  $ 254.6             $ 207.3
Total assets                                      395.4               316.1
Current liabilities                               134.8                94.2
Total liabilities                                 337.3               289.3
Shareholders' equity                               58.1                26.8

============================================================================

         The agreements governing the terms of certain of the Company's debt contain certain covenants which, among other things, place limitations on the ability of subsidiaries of ICP Holdings to pay dividends and make other restricted payments, as defined, to ICP Holdings. Pursuant to the terms of the most restrictive covenant regarding restricted payments, as of June 30, 1998, $110 million of net assets of subsidiaries of ICP Holdings were not available for payment of dividends to ICP Holdings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

Effective May 31, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Watsco Components, Inc. (now known as A-1 Components Corp. (hereafter "A-1 Components")) for approximately 1,490,000 ordinary shares of the Company. A-1 Components is principally engaged in the production of parts and components used in the manufacturing and servicing of heating, ventilation and air conditioning ("HVAC") equipment.


FINANCIAL RESULTS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

For the three months ended June 30, 1998, income before refinancing costs was $15.6 million or $0.39 per share, compared with $10.3 million or $0.26 per share for the corresponding period in 1997. During the second quarter of 1998, the Company refinanced its 9.75% senior secured notes due 2000 with an institutional private placement of $150 million 8.625% Senior Notes due 2008. Net income and earnings per share after the costs associated with the refinancing were $10.6 million and $0.26 per share, respectively.

The following table sets forth, for the second quarter ended June 30, 1998 and 1997, certain information relating to the operations of the Company, expressed as a percentage of net sales.


                                                       1998     1997
        -------------------------------------------------------------
        Net sales                                      100.0%   100.0%
        Cost of sales                                   78.1     78.4
        -------------------------------------------------------------
        Gross profit                                    21.9     21.6
        Selling, general and administrative expenses    12.3     12.9
        -------------------------------------------------------------
        Operating profit                                 9.6      8.7
        Interest expense and amortization of debt
          issuance costs                                 2.4      2.9
        Refinancing costs                                2.3       -
        -------------------------------------------------------------
        Net income                                       4.9      5.8
        =============================================================

NET SALES

In the second quarter of 1998, net sales were $218.5 million compared with $177.6 million for the corresponding quarter of 1997, an increase of $40.9 million or 23.0%. In 1997, the Company sold its distribution outlets in the
U.S. southeast and midwest.   Excluding sales from these divested operations
and the 1998 acquisitions of United Electric Company ("United Electric"), a company engaged principally in the manufacture of components for HVAC systems, and A-1 Components, the Company's net sales increased by $38.4 million or 22.5%, to $209.1 million in 1998 compared to $170.7 million in 1997. The increase in net sales for the second quarter was attributed to all business segments of the Company, with the Company's largest business group, residential products, accounting for approximately $22.3 million of the sales increase due to higher temperatures across many portions of the United States beginning in late May.


GROSS PROFIT


For the three months ended June 30, 1998, gross profit was $47.8 million or 21.9% of net sales, compared with $38.4 million or 21.6% in the same period
of 1997, an increase of $9.4 million or 24.5%.   The increase in gross profit
percentage was primarily due to continuous cost savings and manufacturing efficiencies achieved at the Lewisburg, Tennessee manufacturing facility, partially offset by product mix.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative ("SG&A") expenses amounted to $26.9 million in the second quarter of 1998 or 12.3% of net sales, compared with $22.9 million or 12.9% for the same period in 1997, an increase of $4.0 million or 17.5%. Higher SG&A expenses associated with the acquisitions of United Electric and A-1 Components in 1998 coupled with 1997 acquisitions of distribution companies in western Canada and Spain and new parts outlets in Latin America were partially offset by cost savings from the sale of the Company's non-core distribution businesses in 1997.


OPERATING PROFIT


Operating profit was $20.9 million or 9.6% of net sales for the three months ended June 30, 1998, compared with $15.5 million or 8.7% in the corresponding period in 1997, an increase of $5.4 million, or 34.8%. EBITDA (earnings before interest, taxes, depreciation and amortization) was $24.9 million for the second quarter of 1998 compared with $19.5 million in the similar three month period in 1997.


FINANCIAL EXPENSES


Excluding the refinancing costs in 1998, financial expenses were $5.3 million for the second quarter of 1998 or 2.4% of net sales, compared with $5.2 million or 2.9% in the corresponding period in 1997. The refinancing costs of $5.0 million in 1998 include an early prepayment premium of $2.3 million on the refinanced debt and the write-off of unamortized debt issuance costs associated with the old senior notes.


INCOME TAXES

The Company is currently not recording income taxes as a result of accumulated tax losses from prior years. However, the Company anticipates that its U.S. operations will record a tax provision in or around the beginning of 1999.

NET INCOME


For the second quarter ended June 30, 1998, net income was $10.6 million or $0.26 per share, compared with $10.3 million or $0.26 per share, in the second
quarter in 1997.   Income before refinancing costs was $15.6 million or $0.39 per share, an increase of $5.3 million, or 51.5%, compared to the same period in 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997


For the six months ended June 30, 1998, income before refinancing costs was $19.1 million or $0.48 per share, compared with $11.7 million or $0.30 per share for the corresponding period in 1997. After the refinancing costs, net income and earnings per share were $14.1 million and $0.35 per share, respectively.

The following table sets forth, for the six months ended June 30, 1998 and 1997, certain information relating to the operations of the Company, expressed as a percentage of net sales.


                                                       1998     1997
        -------------------------------------------------------------
        Net sales                                      100.0%   100.0%
        Cost of sales                                   78.3     78.9
        -------------------------------------------------------------
        Gross profit                                    21.7     21.1
        Selling, general and administrative expenses    13.4     14.1
        -------------------------------------------------------------
        Operating profit                                 8.3      7.0
        Interest expense and amortization of debt
          issuance costs                                 2.9      3.3
        Refinancing costs                                1.4       -
        -------------------------------------------------------------
        Net income                                       4.0      3.7
        =============================================================

NET SALES

For the six months ended June 30, 1998, net sales were $351.3 million compared with $314.2 million for the corresponding quarter of 1997, an increase of $37.1 million or 11.8%. Excluding sales from the divested operations and the acquisitions of United Electric and A-1 Components in 1998, the Company's net sales increased by $41.0 million or 13.8%, to $337.7 million in 1998 compared to $296.7 million in 1997. The increase in net sales for the first half of 1998 compared to 1997 were attributed to all business segments of the Company, with the international group and residential products contributing $19.3 million and $12.1, respectively, of incremental sales.

GROSS PROFIT


For the six months ended June 30, 1998, gross profit was $76.3 million or 21.7% of net sales, compared with $66.3 million or 21.1% in the same period
of 1997, an increase of $10.0 million or 15.1%.   The increase in gross
profit percentage was primarily due to continuous cost savings and manufacturing efficiencies achieved at the Lewisburg plant, partially offset by product mix.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


SG&A expenses amounted to $47.1 million in the first half of 1998 or 13.4% of net sales, compared with $44.4 million or 14.1% for the same period in 1997,
an increase of $2.7 million or 6.1%.   Higher SG&A expenses associated with
the acquisitions of United Electric and A-1 Components in 1998 coupled with 1997 acquisitions of distribution companies in western Canada and Spain and new parts outlets in Latin America were partially offset by cost savings from the sale of the Company's non-core distribution businesses in 1997.


OPERATING PROFIT


Operating profit was $29.2 million or 8.3% of net sales for the six months ended June 30, 1998, compared with $21.9 million or 7.0% in the corresponding period in 1997, an increase of $7.3 million, or 33.3%. EBITDA was $37.3 million for the first half of 1998 compared with $29.8 million in the same prior year period.


FINANCIAL EXPENSES


Excluding refinancing costs in 1998, financial expenses were $10.1 million for the first half of 1998 or 2.9% of net sales, compared with $10.2 million or 3.3% in the corresponding period in 1997. The refinancing costs of $5.0 million in 1998 include an early prepayment premium of $2.3 million on the refinanced debt and the write-off of unamortized debt issuance costs associated with the old senior notes.


INCOME TAXES


The Company is currently not recording income taxes as a result of accumulated tax losses from prior years. However, the Company anticipates that its U.S. operations will record a tax provision in or around the beginning of 1999.


NET INCOME

For the six months ended June 30, 1998, net income was $14.1 million or $0.35 per share, compared with $11.7 million or $0.30 per share, in the
corresponding period in 1997.   Income before refinancing costs was $19.1
million or $0.48 per share, an increase of $7.4 million or 63.2%, compared to the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES


The Company uses cash from operations and from financing activities to fund its working capital needs, fund its capital expenditures and make payments on outstanding indebtedness.

For the six months ended June 30, 1998, free cash flow (cash from operations adjusted for cash received from or utilized in investing activities) was negative $34.5 million compared to negative $19.6 million for the same period in 1997, a decrease of $14.9 million. In 1998, investing activities included the acquisition of United Electric for $25.6 million, whereas in the corresponding period in 1997, investing activities included the proceeds from sales of Coastline Distribution Inc. and four factory branches totaling $23.1 million. Excluding the acquisition and divestiture, free cash flow was $33.8
million higher in 1998 compared to 1997.   As of June 30, 1998, working
capital was $139.8 million compared to $126.3 million a year earlier.

The Company has various credit facilities available to assist it in meeting its liquidity requirements. These facilities consist of revolving lines of
credit and an accounts receivable securitization.   At June 30, 1998, total
commitments under the lines of credit and securitization totaled $105.4
million, of which $42.5 million was outstanding.   On May 13, 1998, the
Company completed an institutional private placement of $150 million aggregate principal amount of 8.625% Senior Notes due 2008, the proceeds of which were used to redeem the Company's 9.75% senior secured notes. In addition, a $25 million term bank loan is outstanding which is used in the long-term financing of the Company. At June 30, 1998, the outstanding balance under Long-Term Debt (including the current portion) is $175.6 million.


INTERCOMPANY DIVIDEND RESTRICTION

The Company has no substantial operations of its own and accordingly has no independent means of generating revenue. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Certain of the Company's lending arrangements impose upon subsidiaries of ICP Holdings financial and operating covenants, including, among others, requirements that subsidiaries of ICP Holdings maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of such subsidiaries to incur debt, pay dividends or take certain other corporate actions. Pursuant to the terms of the most restrictive covenant regarding restricted payments by such subsidiaries, as of June 30, 1998, $110 million of net assets of subsidiaries of ICP Holdings were not available for payment of dividends to ICP Holdings. Accordingly, management does not believe that these restrictions presently impair the Company's ability to conduct its business through its subsidiaries or to pursue its development plans.

YEAR 200 COMPLIANCE

The Company is completing the installation of new information management systems in 1998 that are year 2000 compliant. The systems have been customized to embrace all aspects of the Company's operations from ordering raw materials to production of finished products, as well as for financial analysis and disclosure and general management purposes. A management committee is responsible for ensuring that all interfacing systems of suppliers and customers will be year 2000 compliant.



The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Factors that might affect such forward-looking statements include, among other things, overall economic and business conditions, the demand for the Company's products, competitive factors in the industry, regulatory approvals and uncertainty of consummation of future acquisitions. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                   PART II- OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On May 13, 1998, the Company completed an institutional private placement of $150 million in principal amount of senior unsecured notes (the "Notes") through its subsidiary, International Comfort Products Holdings,
Inc. The Notes bear an interest rate of 8.625% and mature on May 15, 2008. After issuance of the Notes, the Company thereafter redeemed its then outstanding 9.75% senior secured notes due 2000. The indenture relating to the Notes (the "Indenture") imposes certain limitations upon the ability of the Company to pay dividends on or with respect to its ordinary shares unless certain indebtedness or income levels are met. As of June 30, 1998, the Company, within the restrictions of the Indenture, could have declared approximately $11.4 million in dividends on its ordinary shares. See Section
4.04 of the Indenture, a copy of which is incorporated by reference as Exhibit 4.3/10.1 to this Quarterly Report on Form 10-Q.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) The annual and special meeting of the Company (the "Annual Meeting") was held on May 13, 1998. At that time, there were present, in person or by proxy, 32,520,529 of the Company's ordinary shares.

     (b) At the Annual Meeting, one item that was submitted to a vote of shareholders was the election of directors. Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees for director as listed in the proxy statement sent in connection with the Annual Meeting and all such nominees were elected.

     (c) In addition to the election of directors, there were submitted to a vote of the shareholders: (1) a proposal to reappoint Arthur Andersen & Co. as auditors of the Company; and (2) a proposal to approve the Company's 1998 Stock Option Plan. The results of the voting on each of these matters are as follows:

Election of Directors:
----------------------

                                                   Authority           Broker
Nominee                         Votes For           Withheld        Non-votes
----------------------        ------------        -----------      ----------
Richard C. Barnett            24,614,177          35,664           7,052
Stanley M. Beck               24,619,716          30,125           7,052
W. Michael Clevy              24,628,250          21,591           7,052
William G. Davis              24,623,613          26,228           7,052
John F. Fraser                24,626,513          23,328           7,052
Roy T. Graydon                24,629,011          20,830           7,052
Marvin G. Marshall            24,628,310          21,531           7,052
Ernest C. Mercier             24,629,000          20,841           7,052
David H. Morris               24,628,953          20,888           7,052
David A. Rattee               24,629,178          20,663           7,052
Richard W. Snyder             24,622,074          27,767           7,052
William A. Wilson             24,629,250          20,591           7,052


                                           Votes                      Broker
Proposal                    Votes For     Withheld    Abstentions    Non-votes
---------------------     ------------  -----------  ------------  -----------
Reappointment of
Arthur Andersen & Co.     24,609,604    14,739       ---           ---


                                            Votes                     Broker
Proposal                    Votes For      Against    Abstentions    Non-votes
---------------------     ------------  -----------  ------------  -----------
Adoption of 1998
Stock Option Plan         23,238,141    399,484      816,789       182,597



ITEM 5. OTHER INFORMATION.

     As stated in Part II, Item 2 of this Report, on May 13, 1998, the Company completed an institutional private placement of $150 million in principal amount of Notes through its subsidiary, International Comfort Products Holdings, Inc. The Notes bear an interest rate of 8.625% and mature on May 15, 2008. After issuance of the Notes, the Company thereafter redeemed its then outstanding 9.75% senior secured notes due 2000. A copy of the Indenture is incorporated by reference as Exhibit 4.3/10.1 to this Quarterly Report on Form 10-Q.

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

     4.3, 10.1    Indenture, dated as of May 13, 1998, by and among
                  International Comfort Products Holdings, Inc.,
                  International Comfort Products Corporation and United
                  States Trust Company of New York, as Trustee relating to the Series A and Series B 8-5/8% senior notes due 2008, filed as Exhibit 4.5 to the Company's Registration
                  Statement on Form S-4 (File No. 333-58837) filed with the
                  Commission on July 10, 1998 and incorporated herein by this reference.

     4.4, 10.2    Purchase Agreement, dated May 8, 1998, by and among
                  International Comfort Products Holdings, Inc., International
                  Comfort Products Corporation, Salomon Brothers Inc, Credit
                  Suisse First Boston Corporation and First Union Capital
                  Markets, a division of Wheat First Securities, Inc. filed as Exhibit 4.6 to the Company's Registration Statement on
                  Form S-4 (File No. 333-58837) filed with the Commission on
                  July 10, 1998 and incorporated herein by this reference.

     4.5, 10.3    Registration Rights Agreement, dated as of May 13, 1998,
                  by and among International Comfort Products Holdings, Inc.,
                  International Comfort Products Corporation, Salomon
                  Brothers Inc, Credit Suisse First Boston Corporation and
                  First Union Capital Markets, a division of Wheat First
                  Securities, Inc. filed as Exhibit 4.7 to the Company's
                  Registration Statement on Form S-4 (File No. 333-58837) filed with the Commission on July 10, 1998 and incorporated herein by this reference.

     4.6 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), International Comfort Products Corporation (USA) ("ICP-USA") and LaSalle National Bank, as Trustee filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.7 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP-USA and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP-USA filed as
                  Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.8 Receivables Purchase Agreement dated as of July 25, 1996 among ICP-USA, Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.9 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.10 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-USA and Argos Funding Corp. filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.11 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.12 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
                  Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     4.13 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
                  Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

     10.1 International Comfort Products Corporation 1998 Stock Option Plan, filed as Exhibit 10.30 to the Company's Registration Statement on Form S-4 (File No. 333-58837) filed with the Commission on July 10, 1998 and incorporated herein by this reference.

     27           Financial Data Schedule.

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


Date:  August 14, 1998           INTERNATIONAL COMFORT PRODUCTS CORPORATION

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
             Products Corporation filed as Exhibit 3(i)/4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

3(ii), 4.2   Bylaws of International Comfort Products Corporation
             filed as Exhibit 1.2 to the Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference

4.3, 10.1    Indenture, dated as of May 13, 1998, by and among
             International Comfort Products Holdings, Inc.,
             International Comfort Products Corporation and United
             States Trust Company of New York, as Trustee relating to the Series A and Series B 8-5/8% senior notes due 2008, filed as Exhibit 4.5 to the Company's Registration
             Statement on Form S-4 (File No. 333-58837) filed with the
             Commission on July 10, 1998 and incorporated herein by this reference.

4.4, 10.2    Purchase Agreement, dated May 8, 1998, by and among
             International Comfort Products Holdings, Inc., International
             Comfort Products Corporation, Salomon Brothers Inc, Credit
             Suisse First Boston Corporation and First Union Capital
             Markets, a division of Wheat First Securities, Inc. filed as Exhibit 4.6 to the Company's Registration Statement on
             Form S-4 (File No. 333-58837) filed with the Commission on
             July 10, 1998 and incorporated herein by this reference.

4.5, 10.3    Registration Rights Agreement, dated as of May 13, 1998,
             by and among International Comfort Products Holdings, Inc.,
             International Comfort Products Corporation, Salomon
             Brothers Inc, Credit Suisse First Boston Corporation and
             First Union Capital Markets, a division of Wheat First
             Securities, Inc. filed as Exhibit 4.7 to the Company's
             Registration Statement on Form S-4 (File No. 333-58837) filed with the Commission on July 10, 1998 and incorporated herein by this reference.

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------

4.6 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company, L.P.("ICP-Receivables"), International Comfort Products Corporation (USA) ("ICP-USA") and LaSalle National Bank, as Trustee filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.7 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP-USA and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP-USA filed as
             Exhibit 4.5 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.8 Receivables Purchase Agreement dated as of July 25, 1996 among ICP-USA, Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.9 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.10 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-USA and Argos Funding Corp. filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.11 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables, ICP-USA, the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------

4.12 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
             Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

4.13 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP-USA, ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as
             Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference

10.1 International Comfort Products Corporation 1998 Stock Option Plan, filed as Exhibit 10.30 to the Company's
             Registration Statement on Form S-4 (File No. 333-58837) filed with the Commission on July 10, 1998 and incorporated herein by this reference.

27           Financial Data Schedule