Form 10-Q
period 1998-09-30
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1998-11-13
CIK 316218

======================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                           ------------
                             FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from       to
                                        --------   --------

                   Commission file number  1-7955
                   ------------------------------

             INTERNATIONAL COMFORT PRODUCTS CORPORATION
----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

Canada                                                  98-0045209
----------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

501 Corporate Centre Drive, Suite 200, Franklin, Tennessee     37067
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                           (615) 771-0200
----------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---   ---

As of October 29, 1998, there were 41,495,700 shares of International Comfort Products Corporation Ordinary Shares outstanding.

======================================================================
                                 PART I

                          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


         INDEX TO FINANCIAL STATEMENTS INCLUDED IN THIS
               QUARTERLY REPORT ON FORM 10-Q


          INTERNATIONAL COMFORT PRODUCTS CORPORATION
                     AND SUBSIDIARIES
                        (Unaudited)

                                                                     Page
                                                                     ----
Consolidated Statements of Income
   (Three months ended September 30, 1998 and September 30, 1997)       3
   (Nine months ended September 30, 1998 and September 30, 1997)        4

Consolidated Balance Sheets (As of September 30, 1998,
   September 30, 1997 and December 31, 1997)                        5 - 6

Consolidated Statements of Changes in Financial Position
   (Nine months ended September 30, 1998 and September 30, 1997)        7

Notes to Consolidated Financial Statements                         8 - 11

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Three Months Ended September 30, 1998 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1998           1997
----------------------------------------------------------------------------
Net Sales                                             $ 220.5        $ 177.1
Cost of Sales                                           174.7          142.3
----------------------------------------------------------------------------

Gross Profit                                             45.8           34.8
Selling, General and Administrative Expenses             24.5           22.6
----------------------------------------------------------------------------

Operating Profit                                         21.3           12.2
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                        5.0            4.4
  Amortization of debt issuance costs                     0.2            0.3
----------------------------------------------------------------------------

                                                          5.2            4.7
----------------------------------------------------------------------------

Net Income                                            $  16.1        $   7.5
============================================================================

Average number of shares (in millions)                   41.5           39.7
============================================================================


Earnings Per Ordinary Share
  Basic                                               $  0.39        $  0.19
  Fully diluted                                       $  0.37        $  0.18
============================================================================


                            see accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Nine Months Ended September 30, 1998 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

                                                        1998           1997
----------------------------------------------------------------------------
Net Sales                                             $ 571.8        $ 491.3
Cost of Sales                                           449.7          390.2
----------------------------------------------------------------------------

Gross Profit                                            122.1          101.1
Selling, General and Administrative Expenses             71.6           67.0
----------------------------------------------------------------------------

Operating Profit                                         50.5           34.1
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                       14.5           14.0
  Amortization of debt issuance costs                     0.8            0.9
  Refinancing costs                                       5.0             -
----------------------------------------------------------------------------

                                                         20.3           14.9
----------------------------------------------------------------------------

Net Income                                            $  30.2        $  19.2
============================================================================

Average number of shares (in millions)                   40.6           39.6
============================================================================


Earnings Per Ordinary Share
  Basic                                               $  0.74        $  0.49
  Fully diluted                                       $  0.71        $  0.47
============================================================================



                            see accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
        (In Millions of U.S. Dollars) - Canadian GAAP - (UNAUDITED)


                                           September 30         December 31
                                       -------------------     -------------
                                        1998         1997           1997
---------------------------------------------------------------------------
ASSETS
  Current Assets
    Cash and short-term deposits       $  22.6      $  19.4        $  31.0
    Accounts and note receivable         128.9        104.9          104.2
    Inventories                          108.4        103.8           94.5
    Prepaid expenses and other             8.0          3.1            7.6
-----------------------------------------------------------------------------

                                         267.9        231.2          237.3
-----------------------------------------------------------------------------

   Fixed Assets
     Property, plant and equipment       232.5        216.2          214.3
     Accumulated depreciation            131.5        123.1          120.7
-----------------------------------------------------------------------------

                                         101.0         93.1           93.6
-----------------------------------------------------------------------------

   Intangible Assets, net                 30.5          9.0           11.0
   Other Assets, net                      13.8         12.5           10.1
-----------------------------------------------------------------------------

                                       $ 413.2      $ 345.8        $ 352.0
=============================================================================


                            see accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
        (In Millions of U.S. Dollars) - Canadian GAAP - (UNAUDITED)


                                           September 30         December 31
                                       -------------------     -------------
                                        1998         1997           1997
---------------------------------------------------------------------------
LIABILITIES
  Current Liabilities
    Short-term borrowings              $  19.8      $  21.2        $  19.7
    Accounts payable                      52.0         44.5           44.8
    Accrued liabilities                   31.5         22.2           26.5
    Product warranty                       9.6          8.6            9.5
    Current portion of long-term debt      0.2           -             0.2
-----------------------------------------------------------------------------

                                         113.1         96.5          100.7

  Long-Term Debt                         175.4        165.0          165.6
  Product Warranty                        14.8         17.8           16.2
  Other Long-Term Liabilities             14.9         17.0           18.0
-----------------------------------------------------------------------------

                                         318.2        296.3          300.5
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Ordinary Shares                        186.3        171.0          171.2
  Deficit                                (86.2)      (119.2)        (116.4)
  Foreign Currency
    Translation Adjustment                (5.1)        (2.3)          (3.3)
-----------------------------------------------------------------------------

                                          95.0         49.5           51.5
-----------------------------------------------------------------------------
                                       $ 413.2      $ 345.8        $ 352.0
=============================================================================


                            see accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
        Consolidated Statements of Changes In Financial Position
    For the Nine Months Ended September 30, 1998 and 1997 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP

-----------------------------------------------------------------------------
Cash Provided By (Used for):                       1998                1997
-----------------------------------------------------------------------------
OPERATIONS
Net income                                       $  30.2             $  19.2
Items not involving current cash flows
  Depreciation and amortization                     13.0                13.0
  Refinancing costs                                  2.3                  -
Changes in working capital
  Accounts and note receivable                     (17.7)              (32.2)
  Inventories                                       (2.1)               (3.8)
  Prepaid expenses and other                        (0.1)                1.8
  Accounts payable, accrued liabilities,
    and product warranty                            (0.3)                4.7
-----------------------------------------------------------------------------
                                                    25.3                 2.7
-----------------------------------------------------------------------------

INVESTING
  Property, plant and equipment                    (10.3)               (5.4)
  Acquisition of United Electric Company           (25.6)                 -
  Acquisition of Watsco Components                 (14.3)                 -
  Acquisition of distribution company                 -                 (1.8)
  Proceeds from sale of Coastline
    and factory branches                              -                 22.3
-----------------------------------------------------------------------------

                                                   (50.2)               15.1
-----------------------------------------------------------------------------

FINANCING
  Long-term debt issued                            150.0                  -
  Ordinary shares issued                            15.1                 1.8
  Repayment of long-term debt                     (140.2)                 -
  Refinancing costs                                 (8.6)                 -
-----------------------------------------------------------------------------
                                                    16.3                 1.8
-----------------------------------------------------------------------------

Increase (Decrease) in Cash                         (8.6)               19.6
Net Cash (Borrowings) - Beginning of the Period     11.4               (21.4)
-----------------------------------------------------------------------------
Net Cash (Borrowings) - End of the Period        $   2.8             $  (1.8)
=============================================================================

Represented by
  Cash and short-term deposits                   $  22.6             $  19.4
  Less: Short-term borrowings                      (19.8)              (21.2)
-----------------------------------------------------------------------------

                                                 $   2.8             $  (1.8)
=============================================================================

                            see accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1998 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------


1. Reference should be made to the consolidated financial statements for the year ended December 31, 1997 included in Form 10-K filed on March 31, 1998, for details of significant accounting policies. Certain comparative figures have been reclassified to conform with current financial statement presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and 1997, and results of operations and changes in financial position for the periods then ended. The interim results are not necessarily indicative of the results to be expected for the full year.

3.     Details of inventories are as follows:


                                                September 30       December 31
                                             ------------------    -----------
                                              1998        1997         1997
       --------------------------------------------------------    -----------
                                                 UNAUDITED
       Finished goods                       $  61.3     $  64.9     $  58.8

       Raw materials and work in process       19.7        11.5        13.4

       Service parts                           27.4        27.4        22.3
       --------------------------------------------------------    -----------
                                            $ 108.4     $ 103.8     $  94.5
       ========================================================     ==========


              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1998 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------

4.       Significant Differences Between Canadian and U.S. Accounting
         Practices

         Accounting principles adopted by the Company as reflected in these consolidated financial statements in accordance with Canadian GAAP are generally consistent with accounting principles accepted in the United States ("U.S. GAAP"), with certain exceptions. The following reconciliations reflect the approximate differences in these accounting principles where applicable to the Company. If accounting principles generally accepted in the United States were followed, the effect on the consolidated financial statements would be:

         (a) Net income under U.S. GAAP:
             --------------------------

                                            Three Months Ended     Nine Months Ended
                                               September 30           September 30
                                           ------------------------------------------
                                             1998      1997        1998       1997
         Net income (as reported)           $ 16.1    $  7.5      $ 30.2      $ 19.2

         Accounting for income taxes           (.2)      (.2)        (.5)        (.5)
         Post-retirement benefits              (.4)      (.5)       (1.5)       (1.6)
                                           -------------------------------------------
         Net income under U.S. GAAP           15.5       6.8        28.2        17.1

         Other comprehensive income
           Foreign currency translation
             adjustment                       (1.3)       -         (1.8)        (.3)
                                           -------------------------------------------
         Comprehensive income under U.S.
           GAAP                             $ 14.2    $  6.8      $ 26.4      $ 16.8
                                           ===========================================

         Weighted average number of
           ordinary shares outstanding
           during the period under U.S.
           GAAP (in millions)
             Basic                            41.5      39.7        40.6        39.6
             Diluted                          43.6      41.8        42.7        41.6

         Net income per share under
           U.S. GAAP (in dollars)
             Basic                         $  0.37   $  0.17     $  0.69     $  0.43
             Diluted                       $  0.36   $  0.17     $  0.67     $  0.42



              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1998 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
-----------------------------------------------------------------------------

4. Significant Differences Between Canadian and U.S. Accounting Practices (Continued)

         (b) Consolidated Balance Sheets:
             ---------------------------

                                                     September 30          December 31
                                                 -------------------       -----------
                                                   1998         1997          1997
                                                   ----         ----          ----
         Total assets (as reported)              $ 413.2      $ 345.8       $ 352.0

         Items increasing reported total assets
           Deferred income taxes                     3.0          3.7           3.5
           Post-retirement and pension benefits      3.2          3.2           3.2
                                                 --------------------     ------------
         Total assets - U.S. GAAP                $ 419.4      $ 352.7       $ 358.7
                                                 ====================     ============

         Shareholders' equity (as reported)      $  95.0      $  49.5       $  51.5

         Items increasing (decreasing)
           reported shareholders' equity
             Deferred income taxes                   2.2          2.9           2.7
             Post-retirement and pension
               benefits                             (7.4)        (7.2)         (5.9)
                                                 --------------------     ------------
         Shareholders' equity - U.S. GAAP        $  89.8       $ 45.2       $  48.3
                                                 ====================     ============

         (c) Consolidated Cash Flows:
             -----------------------

                                                             Nine Months Ended
                                                                September 30
                                                             -----------------
                                                              1998      1997
                                                              ----      ----
         Net cash used in operating activities                $ 25.3    $  2.7
         Net cash provided (used in) investing activities      (35.9)     15.1
         Net cash provided (used in) financing activities        2.2     (16.0)
                                                               -----     -----
         Increase (decrease) in cash and cash equivalents       (8.4)      1.8
         Cash and cash equivalents - beginning of the period    31.0      17.6
                                                               -----     -----
         Cash and cash equivalents - end of the period        $ 22.6    $ 19.4
                                                               =====     =====

         Non-cash transactions:

         In 1998, the Company acquired Watsco Components in exchange for the issuance of ordinary shares in the amount of $14.3.

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Nine Months Ended September 30, 1998 and 1997 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------

5.       Summarized Financial Information

         International Comfort Products Holdings, Inc. ("ICP Holdings") is a wholly-owned subsidiary of the Company. ICP Holdings is the issuer of certain securities as to which a registration statement has been declared effective under the Securities Act of 1933. As a result of that registration statement being declared effective, ICP Holdings ordinarily would be subject to the reporting requirements under
         Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Because these securities, however, are fully and unconditionally guaranteed by the Company and management has determined that such information is not material to the holder of such securities, the Company and ICP Holdings have filed with the Commission a request that ICP Holdings be exempted from the reporting requirements of the Exchange Act. Financial information relating to ICP Holdings is presented herein in accordance with Staff Accounting Bulletin No. 53 as an addition to the notes to the financial statements of the Company. Summarized financial information for ICP Holdings is as follows:

         Condensed Income Statement Information:
         ---------------------------------------

                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                              --------------------      --------------------
                               1998          1997        1998          1997
                               ----          ----        ----          ----
        Net sales            $ 208.5       $ 161.0     $ 538.2       $ 453.1
        Gross profit            40.8          30.0       110.3          91.4
        Net income              14.9           6.3        31.4          19.7

         Condensed Balance Sheet Information:
         ------------------------------------

                                              September 30      December 31
                                                  1998             1997
                                            ----------------   -------------
         Current assets                         $ 241.2             $ 207.3
         Total assets                             382.1               316.1
         Current liabilities                      107.2                94.2
         Total liabilities                        308.7               289.3
         Shareholders' equity                      73.4                26.8


         The agreements governing the terms of certain of the Company's debt contain certain covenants which, among other things, place limitations on the ability of subsidiaries of ICP Holdings to pay dividends and make other restricted payments, as defined, to ICP Holdings. Pursuant to the terms of the most restrictive covenant regarding restricted payments, as of September 30, 1998, $110 million of net assets of subsidiaries of ICP Holdings were not available for payment of dividends to ICP Holdings.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------


FINANCIAL RESULTS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

For the three months ended September 30, 1998, net income was $16.1 million or $0.39 per share, compared with $7.5 million or $0.19 per share for the corresponding period in 1997.

The following table sets forth, for the third quarter ended September 30, 1998 and 1997, certain information relating to the operations of the Company, expressed as a percentage of net sales.

                                                        1998        1997
         ---------------------------------------------------------------

         Net sales                                     100.0%      100.0%
         Cost of sales                                  79.2        80.3
         ---------------------------------------------------------------
         Gross profit                                   20.8        19.7
         Selling, general and administrative expenses   11.1        12.8
         ---------------------------------------------------------------
         Operating profit                                9.7         6.9
         Financial expenses                              2.4         2.7
         ---------------------------------------------------------------
         Net income                                      7.3         4.2
         ===============================================================


Net Sales

In the third quarter of 1998, net sales were $220.5 million compared with $177.1 million for the corresponding quarter of 1997, an increase of $43.4 million or 24.5%. In 1997, the Company sold its distribution outlets in the
U.S. southeast and midwest.   Excluding sales from these divested operations
and the 1998 acquisitions of United Electric Company ("United Electric"), a company engaged principally in the manufacture of components for HVAC systems, and Watsco Components Inc. (now known as "A-1 Components"), the Company's net sales increased by $38.2 million or 22.8%, to $205.9 million in 1998 compared to $167.7 million in 1997. The increase in net sales for the third quarter was attributed to all business segments of the Company, with the Company's largest business group, residential products, accounting for approximately $20.7 million of the sales increase due to higher summer temperatures in 1998 across many portions of the United States.

Gross Profit

For the three months ended September 30, 1998, gross profit was $45.8 million or 20.8% of net sales, compared with $34.8 million or 19.7% in the same period
of 1997, an increase of $11.0 million or 31.6%.   The increase in gross profit
percentage was primarily due to higher fixed burden absorption from increased production levels and continuous cost savings achieved at the Lewisburg, Tennessee manufacturing facility, partially offset by product mix.


Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses amounted to $24.5 million in the third quarter of 1998 or 11.1% of net sales, compared with $22.6 million or 12.8% for the same period in 1997, an increase of $1.9 million or 8.4%. Higher SG&A expenses associated with the acquisitions of United Electric and A-1 Components in 1998 coupled with 1997 acquisitions of distribution companies in western Canada and Spain and new parts outlets in Latin America were partially offset by cost savings from the sale of the Company's non-core distribution businesses in 1997.


Operating Profit

Operating profit was $21.3 million or 9.7% of net sales for the three months ended September 30, 1998, compared with $12.2 million or 6.9% in the corresponding period in 1997, an increase of $9.1 million, or 74.6%.


Financial Expenses

Financial expenses were $5.2 million for the third quarter of 1998 or 2.4% of net sales, compared with $4.7 million or 2.7% in the corresponding period in 1997.


Income Taxes

The Company is currently not recording income taxes as a result of accumulated tax losses from prior years. However, the Company anticipates that its U.S. operations will record a tax provision in or around the beginning of 1999.


Net Income

For the third quarter ended September 30, 1998, net income was $16.1 million or $0.39 per share, compared with $7.5 million or $0.19 per share in the corresponding quarter in 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

For the nine months ended September 30, 1998, income before refinancing costs was $35.2 million or $0.87 per share, compared with $14.9 million or $0.49 per share for the corresponding period in 1997. During the second quarter of 1998, the Company refinanced its 9.75% senior secured notes due 2000 with an institutional private placement of $150 million 8.625% Senior Notes due 2008. Net income and earnings per share after the costs associated with the refinancing for the nine months ended September 30, 1998 were $30.2 million and $0.74 per share, respectively.

The following table sets forth, for the nine months ended September 30, 1998 and 1997, certain information relating to the operations of the Company, expressed as a percentage of net sales.

                                                        1998        1997
         ---------------------------------------------------------------
         Net sales                                     100.0%      100.0%
         Cost of sales                                  78.7        79.4
         ---------------------------------------------------------------
         Gross profit                                   21.3        20.6
         Selling, general and administrative expenses   12.5        13.6
         ---------------------------------------------------------------
         Operating profit                                8.8         7.0
         Interest expense and amortization of debt
           issuance costs                                2.7         3.1
         Refinancing costs                                .8          -
         ---------------------------------------------------------------
         Net income                                      5.3         3.9
         ===============================================================


Net Sales

For the nine months ended September 30, 1998, net sales were $571.8 million compared with $491.3 million for the corresponding period of 1997, an increase of $80.5 million or 16.4%. Excluding sales from the divested operations and the acquisitions of United Electric and A-1 Components in 1998, the Company's net sales increased by $79.2 million or 17.1%, to $543.6 million in 1998 compared to $464.4 million in 1997. The increase in net sales for the nine months ended September 30, 1998 compared to 1997 was attributed to all business segments of the Company, with the residential, international and commercial groups contributing $32.7 million, $25.8 million, and $12.7 million, respectively, of incremental revenue.


Gross Profit

For the nine months ended September 30, 1998, gross profit was $122.1 million or 21.3% of net sales, compared with $101.1 million or 20.6% in the same
period of 1997, an increase of $21.0 million or 20.8%.   The increase in gross
profit percentage was primarily due to higher fixed burden absorption from increased production volume and continuous cost savings achieved at the Lewisburg plant, partially offset by product mix.


Selling, General and Administrative Expenses

SG&A expenses amounted to $71.6 million in the first nine months of 1998 or 12.5% of net sales, compared with $67.0 million or 13.6% for the same period
in 1997, an increase of $4.6 million or 6.9%.   Higher SG&A expenses
associated with the acquisitions of United Electric and A-1 Components in 1998 coupled with 1997 acquisitions of distribution companies in western Canada and Spain and new parts outlets in Latin America were partially offset by cost savings from the sale of the Company's non-core distribution businesses in 1997.

Operating Profit

Operating profit was $50.5 million or 8.8% of net sales for the nine months ended September 30, 1998, compared with $34.1 million or 7.0% in the corresponding period in 1997, an increase of $16.4 million, or 48.1%.


Financial Expenses

Excluding refinancing costs in 1998, financial expenses were $15.3 million for the first nine months of 1998 or 2.7% of net sales, compared with $14.9 million or 3.1% in the corresponding period in 1997. The refinancing costs of $5.0 million in 1998 include an early prepayment premium of $2.3 million on the refinanced debt and the write-off of unamortized debt issuance costs associated with the old senior notes.


Income Taxes

The Company is currently not recording income taxes as a result of accumulated tax losses from prior years. However, the Company anticipates that its U.S. operations will record a tax provision in or around the beginning of 1999.


Net Income

For the nine months ended September 30, 1998, net income was $30.2 million or $0.74 per share, compared with $19.2 million or $0.49 per share, in the
corresponding period in 1997.   Income before refinancing costs was $35.2
million or $0.87 per share, an increase of $16.0 million or 83.3%, compared to the corresponding period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company uses cash from operations and from financing activities to fund its working capital needs, fund its capital expenditures and make payments on outstanding indebtedness.

For the nine months ended September 30, 1998, free cash flow (cash from operations adjusted for cash received from or utilized in investing activities) was negative $10.6 million compared to $17.8 million for the same period in 1997, a decrease of $28.4 million. In 1998, investing activities included the acquisition of United Electric for $25.6 million, whereas in the corresponding period in 1997, investing activities included the proceeds from sale of Coastline Distribution Inc. and four factory branches of $22.3 million and the acquisition of Automatic Control House business of $1.8 million. Excluding these acquisitions and divestiture, free cash flow was $17.7 million higher in
1998 compared to 1997.   As of September 30, 1998, working capital was $154.8
million compared to $134.7 million a year earlier.

The Company has various credit facilities available to assist it in meeting its liquidity requirements. These facilities consist of revolving lines of
credit and an accounts receivable securitization.   At September 30, 1998,
total commitments under the lines of credit and securitization totaled $104.6 million, of which $19.8 million was outstanding. On May 13, 1998, the Company completed an institutional private placement of $150 million aggregate principal amount of 8.625% Senior Notes due 2008, the proceeds of which were used to redeem the Company's old senior notes. In addition, a $25 million term bank loan is also outstanding which is also used in the long-term financing of the Company. At September 30, 1998, the outstanding balance under Long-Term Debt (including the current portion) is $175.6 million.


INTERCOMPANY DIVIDEND RESTRICTION

The Company has no substantial operations of its own and accordingly has no independent means of generating revenue. As a holding company, the Company's internal sources of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Certain of the Company's lending arrangements impose upon subsidiaries of ICP Holdings financial and operating covenants, including, among others, requirements that subsidiaries of ICP Holdings maintain certain financial ratios and satisfy certain financial tests, limitations on capital expenditures and restrictions on the ability of such subsidiaries to incur debt, pay dividends or take certain other corporate actions. Pursuant to the terms of the most restrictive covenant regarding restricted payments by such subsidiaries, as of September 30, 1998, $110 million of net assets of subsidiaries of ICP Holdings were not available for payment of dividends to ICP Holdings. Accordingly, management does not believe that these restrictions presently impair the Company's ability to conduct its business through its subsidiaries or to pursue its development plans.


YEAR 2000 COMPLIANCE

During the fourth quarter of 1998, the Company will substantially complete the installation of new information management systems that are year 2000 compliant. The balance of certain functional areas and programs are planned to be installed during the first quarter of 1999. The systems have been customized to embrace all aspects of the Company's operations from ordering raw materials to production of finished products, as well as for financial analysis and disclosure and general management purposes. The total expected cost of the new information management system is approximately $7.5 million, the majority of which was capitalized in 1997 and 1998. A management committee is responsible for ensuring that all interfacing systems of suppliers and customers will be year 2000 compliant by the end of the first quarter of 1999. Communication and feedback with these third parties is substantially complete. The Company is in the process of testing and evaluating all critical manufacturing areas.

The foregoing discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A. Factors that might affect such forward-looking statements include products, competitive factors in the industry, regulatory approvals and uncertainty of consummation of future acquisitions. Forward-looking information provided by the Company pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                   PART II- OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a) In accordance with the provisions of Item 601 of Regulation S-K, the following have been furnished as Exhibits to this Quarterly
Report on Form 10-Q:

 EXHIBIT NO.      DESCRIPTION
 -----------      -----------
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

4.3 Indenture, dated as of May 13, 1998, by and among International Comfort Products Holdings, Inc., International
                  Comfort Products Corporation and United States Trust Company of New York, as Trustee, with respect to the Series A and Series B 8 5/8% Senior Notes due 2008 filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4 (File
                  No. 333-58837) filed with the Commission on July 10, 1998, and incorporated herein by this reference.

4.4, 10.1         Master Trust Pooling and Service Agreement, dated as of July
                  25, 1996 among Inter-City Products Receivables Company,
                  L.P.("ICP-Receivables"), International Comfort Products
                  Corporation (USA) ("ICP (USA)") and LaSalle National Bank,
                  as Trustee filed as Exhibit 10.1 to Amendment No. 1 to
                  the Company's Registration Statement on Form S-4 (File
                  No. 333-58837 and 333-58837-01) filed with the Commission on
                  August 28, 1998, and incorporated herein by this reference.

4.5, 10.2         Series 1996-1 Supplement to Master Trust Pooling and Service
                  Agreement, dated as of July 25, 1996 among ICP-Receivables,
                  ICP (USA) and LaSalle National Bank, as Trustee (and
                  correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of
                  Guaranty from ICP (USA) filed as Exhibit 10.2 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-4
                  (File No. 333-58837 and 333-58837-01) filed with the
                  Commission on August 28, 1998, and incorporated herein by
                  this reference.

4.6, 10.3         Receivables Purchase Agreement dated as of July 25, 1996
                  among ICP (USA), Inter-City Products Partner Corporation
                  ("ICP-Partner") and ICP-Receivables filed as Exhibit 10.3
                  to Amendment No. 1 to the Company's



                  Registration Statement on Form S-4 (File No. 333-58837 and
                  333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

4.7, 10.4         Certificate Purchase Agreement (Series 1996-1, Class A)
                  dated as of July 25, 1996 among ICP-Receivables, ICP (USA), the Purchasers named therein and The Chicago Corporation, as
                  Agent filed as Exhibit 10.4 to Amendment No. 1 to the
                  Company's Registration Statement on Form S-4 (File No.
                  333-58837 and 333-58837-01) filed with the Commission on
                  August 28, 1998, and incorporated herein by this reference.

4.8, 10.5         Certificate Purchase Agreement (Series 1996-1, Class B)
                  dated as of July 25, 1996 among ICP-Receivables, ICP (USA)
                  and Argos Funding Corp. filed as Exhibit 10.5 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-4
                  (File No. 333-58837 and 333-58837-01) filed with the
                  Commission on August 28, 1998, and incorporated herein by
                  this reference.

4.9, 10.6         First Amendment to Certificate Purchase Agreement (Series
                  1996-1, Class A) dated as of December 1, 1996 among
                  ICP-Receivables, ICP (USA), the Purchasers named therein and
                  The Chicago Corporation, as Agent filed as Exhibit 4.9 to
                  the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this
                  reference.

4.10, 10.7        First Amendment to Receivables Purchase Agreement and Second
                  Amendment to Certificate Purchase Agreement (Series 1996-1,
                  Class A) dated as of January 27, 1997 among ICP-USA,
                  ICP-Partner, General Heating and Cooling Company, Coastline
                  Distribution, Inc., ICP-Receivables, Anagram Funding Corp.
                  and ABN AMRO Chicago Corporation filed as Exhibit 10.7 to
                  Amendment No. 1 to the Company's Registration Statement
                  on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

4.11, 10.8        Second Amendment to Receivables Purchase Agreement as of
                  September 30, 1997 among ICP (USA), ICP-Partner, General
                  Heating and Cooling Company, ICP-Receivables, Anagram
                  Funding Corp. and ABN AMRO Chicago Corporation filed as
                  Exhibit 10.8 to Amendment No. 1 to the Company's
                  Registration Statement on Form S-4 (File No. 333-58837 and
                  333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

27                Financial Data Schedule.



     (b) During the quarter ended September 30, 1998, there were no Current Reports on Form 8-K filed by the Company.

                             SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


November 13, 1998                INTERNATIONAL COMFORT PRODUCTS CORPORATION

                                 By:/s/ S. Clanton
                                    ---------------------------
                                        Stephen L. Clanton
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial and
                                         Chief Accounting Officer)

                            EXHIBIT INDEX

                                                                                 SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                              PAGE NUMBER
-----------             -----------                                              -----------
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

4.3 Indenture, dated as of May 13, 1998, by and among International Comfort Products Holdings, Inc., International
                  Comfort Products Corporation and United States Trust Company of New York, as Trustee, with respect to the Series A and Series B 8 5/8% Senior Notes due 2008 filed as Exhibit 4.5 to the Company's Registration Statement on Form S-4 (File
                  No. 333-58837) filed with the Commission on July 10, 1998, and incorporated herein by this reference.

4.4, 10.1         Master Trust Pooling and Service Agreement, dated as of July
                  25, 1996 among Inter-City Products Receivables Company,
                  L.P.("ICP-Receivables"), International Comfort Products
                  Corporation (USA) ("ICP (USA)") and LaSalle National Bank,
                  as Trustee filed as Exhibit 10.1 to Amendment No. 1 to the
                  Company's Registration Statement on Form S-4 (File No.
                  333-58837 and 333-58837-01) filed with the Commission on
                  August 28, 1998, and incorporated herein by this reference.

4.5, 10.2         Series 1996-1 Supplement to Master Trust Pooling and Service
                  Agreement, dated as of July 25, 1996 among ICP -Receivables,
                  ICP (USA) and LaSalle National Bank, as Trustee (and
                  correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of
                  Guaranty from ICP (USA) filed as Exhibit 10.2 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-4
                  (File No. 333-58837 and 333-58837-01) filed with the
                  Commission on August 28, 1998, and incorporated herein by
                  this reference.

4.6, 10.3         Receivables Purchase Agreement dated as of July 25, 1996
                  among ICP (USA), Inter-City Products Partner Corporation
                  ("ICP-Partner") and ICP-Receivables filed as Exhibit 10.3
                  to Amendment No. 1 to the Company's Registration Statement
                  on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.


                                                                                 SEQUENTIAL
EXHIBIT NO.             DESCRIPTION                                              PAGE NUMBER
-----------             -----------                                              -----------
4.7, 10.4         Certificate Purchase Agreement (Series 1996-1, Class A)
                  dated as of July 25, 1996 among ICP-Receivables, ICP (USA), the Purchasers named therein and The Chicago Corporation, as
                  Agent filed as Exhibit 10.4 to Amendment No. 1 to the
                  Company's Registration Statement on Form S-4 (File No.
                  333-58837 and 333-58837-01) filed with the Commission on
                  August 28, 1998, and incorporated herein by this reference.

4.8, 10.5         Certificate Purchase Agreement (Series 1996-1, Class B)
                  dated as of July 25, 1996 among ICP-Receivables, ICP (USA)
                  and Argos Funding Corp. filed as Exhibit 10.5 to Amendment
                  No. 1 to the Company's Registration Statement on Form S-4
                  (File No. 333-58837 and 333-58837-01) filed with the
                  Commission on August 28, 1998, and incorporated herein by
                  this reference.

4.9, 10.6         First Amendment to Certificate Purchase Agreement (Series
                  1996-1, Class A) dated as of December 1, 1996 among
                  ICP-Receivables, ICP (USA), the Purchasers named therein and
                  The Chicago Corporation, as Agent filed as Exhibit 4.9 to
                  the Company's Quarterly Report on Form 10-Q for the
                  quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this
                  reference.

4.10, 10.7        First Amendment to Receivables Purchase Agreement and Second
                  Amendment to Certificate Purchase Agreement (Series 1996-1,
                  Class A) dated as of January 27, 1997 among ICP-USA,
                  ICP-Partner, General Heating and Cooling Company, Coastline
                  Distribution, Inc., ICP-Receivables, Anagram Funding Corp.
                  and ABN AMRO Chicago Corporation filed as Exhibit 10.7 to
                  Amendment No. 1 to the Company's Registration Statement
                  on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

4.11, 10.8        Second Amendment to Receivables Purchase Agreement as of
                  September 30, 1997 among ICP (USA), ICP-Partner, General
                  Heating and Cooling Company, ICP-Receivables, Anagram
                  Funding Corp. and ABN AMRO Chicago Corporation filed as
                  Exhibit 10.8 to Amendment No. 1 to the Company's
                  Registration Statement on Form S-4 (File No. 333-58837 and
                  333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

27                Financial Data Schedule.                                         23
