Form 10-K
period 1998-12-31
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1999-03-31
CIK 316218

===========================================================================
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           ------------
                             FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS
               PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 1998
                             OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from           to
                                 -----------   ----------
                     Commission file number  1-7955
                                             ------
            INTERNATIONAL COMFORT PRODUCTS CORPORATION
         ------------------------------------------------------
       (Exact Name of Registrant as Specified in Its Charter)

         Canada                                          98-0045209
-------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                       Identification No.)

 66th Floor, 1 First Canadian Place, Toronto, Ontario, Canada     M5X 1B8
 ------------------------------------------------------------   ----------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (615) 771-0200
                                                     --------------
Securities Registered Pursuant to Section 12(b) of the Act:
    Title of each class           Name of each exchange on which registered
    -------------------           -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to Form 10-K.   [ ]

     As of March 19, 1999, there were 24,475,701 Ordinary Shares of International Comfort Products Corporation outstanding and held by non-affiliates with an aggregate market value of $192,746,145.

     As of March 19, 1999, there were 40,694,778 Ordinary Shares of International Comfort Products Corporation outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                               Incorporated into
     -------------------------------------------     -----------------
     Portions of the Definitive Proxy Statement
     for Annual Meeting of Shareholders on May 19,            Part III
     1999 (hereinafter the "1999 Proxy Statement")
     to be filed within 120 days after the end of the
     fiscal year ended December 31, 1998
=========================================================================

                                PART I

ITEM 1. BUSINESS.

GENERAL

The Registrant, International Comfort Products Corporation (formerly Inter-City Products Corporation), is referred to herein as the "Company" and such reference includes both the Registrant and its consolidated subsidiaries, unless otherwise indicated.

The Company is one of the leading designers, manufacturers and marketers of central air conditioning and heating products for residential and light commercial use in the United States and Canada. The Company also has recently emphasized its presence in other international markets, primarily Mexico, Latin America and southern Europe. Its principal brand names are widely recognized in the industry and include Heil, Tempstar, Comfortmaker, MagicAire and ICP Commercial. Management believes that the Company and its products are known for their quality, reliability and customer service.

The Company designs, manufactures, sells and distributes a complete range of central air conditioners, heat pumps and combination gas/electric units (collectively, "unitary air conditioners" or "cooling products"), and gas, oil and electric furnaces ("heating products") along with related parts and accessories for the residential and light commercial markets. The Company's products are sold primarily through a network of approximately 400 independent heating, ventilation and air conditioning ("HVAC") distributors in the United States, Canada and other international markets. These distributors are the Company's link to dealers and, in turn, to consumers. The Company's products are also marketed through independent air conditioning and refrigeration wholesalers, major commercial contractors and builders.

In 1998, the Company had net sales of $733.5 million. For 1998, sales of cooling products accounted for approximately 64.1% (1997 - 61.3%; 1996 - 61.7%) of net sales and revenue from heating products were approximately
22.3% (1997 - 25.7%; 1996 - 27.1%) of net sales.  In 1998, service parts and other income accounted for 13.6% (1997 - 13.0%; 1996 - 11.2%) of net sales. Management believes that in 1998 the Company derived approximately 70% of its sales from the replacement, repair and renovation market and approximately 30% from the new construction market. In 1998, the Company derived approximately 81% of its net sales from sales in the United States, approximately 11% from sales in Canada, and approximately 8% of its net sales from sales in other international markets. Financial information by geographic area is disclosed in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

The Company was formed by articles of amalgamation dated September 1, 1988 as amended by articles of arrangement dated April 18, 1990 under the laws of the Province of Manitoba and subsequently continued under the Canada Business Corporations
Act effective August 14, 1992.   The Company's primary heating and cooling
subsidiaries are International Comfort Products Corporation (USA) ("ICP USA") and International Comfort Products Corporation (Canada) ("ICP Canada").

STRATEGY

Since 1995, the Company has undertaken a strategic initiative to (i) reduce manufacturing and overhead costs, (ii) reduce lead times for processing customer orders, (iii) improve product quality and customer service, (iv) broaden product offerings while rationalizing stockkeeping units (SKUs) within product lines, and (v) improve and expand the Company's distribution network. These restructuring efforts included:

* consolidation of production at ICP (USA)'s Lewisburg, Tennessee manufacturing facility;
*       write-off of discontinued businesses and nonperforming assets;
* rationalization of its management structure by removing a layer of management;
*       revision to distributor credit terms;
*       major streamlining of manufacturing practices;
*       reduction of inventory in the factory and in the distribution system;
* introduction of a second tier, competitive, entry-level line of products;
* termination of underperforming distributors and addition of new distributors;
*       implementation of effective working capital management practices; and
*       improvements in operations, product quality, and customer service.

Although the immediate results of the Company's strategic initiative severely depressed 1995 revenues and earnings, management believes that the steps it undertook allowed the Company to return to profitability in 1996 and positioned the Company for continued growth.

In addition to continuing the Company's implementation of its 1995 initiatives, the Company is committed to (i) growing its net sales in excess of industry growth rates; (ii) improving profitability; and (iii) managing working capital. The Company seeks to achieve these goals through the implementation of the following strategies:

INCREASE RESIDENTIAL MARKET SHARE IN THE UNITED STATES AND CANADA. The Company intends to increase its market share by (i) further strengthening its relationship with its distributors by reducing customer lead times, and providing superior training and marketing support, (ii) expanding the distribution network in low market share geographic areas and rationalizing the existing distribution network, (iii) broadening its offering of aftermarket parts and other HVAC related supplies to provide distributors with the benefits of one-stop shopping, and (iv) developing strategic relationships with national accounts, including builders, distributors, contractors and private label resellers.

EXPAND ITS COMMERCIAL MARKET PRODUCT OFFERINGS AND GAIN MARKET SHARE. The Company intends to continue to increase its commercial sales by (i) employing a two-tier product strategy to provide competitive entry level commercial products, (ii) extending ICP Commercial distribution networks for national distribution of the ICP Commercial brand product, (iii) strengthening the existing distribution network of the Company's other commercial brands,
(iv) continuing the use of independent manufacturers' representatives to solicit sales of ICP Commercial brand product for installation in commercial buildings, (v) expanding product offerings for commercial applications and (vi) expanding commercial products to include those with capacity of up to 40 tons.

In 1998, the Company introduced its ICP Commercial brand, which was offered through 35 distributors who met business practice expectations, sales targets and marketing and merchandising standards. The Company is supporting the ICP Commercial distributors by engaging independent manufacturers' representatives to encourage engineers, designers and architects to specify ICP Commercial brand product for installation in commercial buildings. The Company's other commercial brand products will continue to be marketed through its existing distribution network.

PURSUE INTERNATIONAL OPPORTUNITIES. The Company intends to continue expansion of its operations outside the United States and Canada. In Latin America and Europe, the Company initially establishes HVAC parts distribution outlets, and introduces HVAC equipment after the parts business has established cash flow and customer traffic. The Company believes this strategy of overseas expansion creates the opportunity to generate early cash flow and a market presence without risking a substantial amount of capital.

The first phase of the Company's Latin American strategy was to establish a brand-name parts distribution business for the air conditioning and refrigeration repair service sector. In 1997, the Company opened its first parts stores in Monterrey, Mexico and Sao Paulo, Brazil. In 1998, the Company's second phase of the strategy for introducing air conditioning products, both residential and commercial, was implemented. Three warehouses in Miami will be consolidated into a new 100,000 square foot distribution center with double the amount of space in late 1999 to service the Latin American market. The Company has two distribution operations in Mexico and a distribution center is scheduled to open in Argentina in 1999.

In Europe, the Company acquired Industrias HVH, S.A., a distribution company, in Spain in December 1997 with outlets in Madrid and Barcelona. Industrias
HVH began to market the Company's products in mid-1998. Effective September 1, 1998, the Company acquired 80 percent of Frigoram Commerciale, S.p.A., an Italian distributor of HVAC parts and components. Both acquisitions give the Company a low-cost foothold in the European market as a prelude to further expansion.

AUGMENT INTERNALLY GENERATED GROWTH BY ACQUIRING BUSINESSES WITH COMPLEMENTARY NEW PRODUCTS, TECHNOLOGY AND MANUFACTURING RESOURCES. The Company intends to consider acquisitions that support its growth strategy and leverage and expand its distribution network, purchasing power and manufacturing capabilities. The Company expects its acquisitions to be both domestic and international. In addition to the three acquisitions completed in 1998, effective March 1, 1999, the Company acquired the assets of Dettson Inc. ("Dettson") of Sherbrooke, Quebec and Granby Steel Tank Inc. ("Granby") of Granby, Quebec. Dettson manufactures warm air oil furnaces, oil water heaters, and gas and oil boilers for residential and light commercial applications under the brand names of Dettson and Clare. Granby manufactures steel tanks for oil storage under the Granby Steel Tank brand name. Combined sales of Dettson and Granby were approximately $35.0 million in 1998.

CONTINUE TO REDUCE MANUFACTURING COSTS AND STANDARDIZE COMPONENTS. By reducing costs, the Company can continue to lower its break-even point for its operations. Management believes that its positive results of operations for 1998 resulted in large part from continuing structural cost reductions achieved during the prior three years. Management believes it is necessary to continue productivity gains in order to offset the effects of inflation.

REDUCE LEAD TIME. The Company also intends to further reduce the lead time required for customer orders (the time from receipt of an order to the time the order is shipped). Further reductions in lead time will reduce inventory requirements for the Company's distributors and make the Company a more attractive supplier of heating and cooling products. The Company also believes that shortened lead times will enable it and its customers to react to market trends and fluctuations in weather faster and with less impact than many of its competitors. The Company currently is able to meet 98 percent of orders for residential products in 14 days or less.

EXPAND STRATEGIC RELATIONSHIPS. The Company also intends to increase its core residential sales by building relationships with national accounts, such as contractor buying groups, distributor consolidators, and major home builders. The Company currently has agreements to supply certain products under its brand names or private labels to Watsco, Pameco, Sears, and 25 national and 15 regional homebuilders.

BRAND AND MARKETING STRATEGY. In 1998, the Company successfully launched its brand strategy with distributors and began its national advertising campaign. The Company intends to increase its aided brand awareness and enhance the confidence of distributors, contractors and end-users of the Company's brands through the following marketing initiatives: (i) continuing national advertising; (ii) establishing brand positioning versus competitor brands; and
(iii) differentiating its products, distribution and programs by brand to focus on key contractor segments.

ACQUISITIONS

Effective March 1, 1999, ICP (Canada) acquired the assets and assumed certain liabilities of Dettson and Granby. Combined estimated 1998 sales of Dettson and Granby were approximately $35.0 million. This acquisition will be included in the consolidated financial statements of the Company upon the effective date of acquisition.

Effective September 1, 1998, ICP (USA) completed the purchase of 80 percent of the outstanding share capital of Frigoram Commerciale S.p.A. ("Frigoram") of Milan, Italy. Frigoram is a distributor of parts and components for HVAC equipment and also manufactures condensing units for applications in commercial applications.

Effective May 31, 1998, ICP (USA) acquired substantially all of the assets and assumed certain liabilities of Watsco Components, Inc. and P.E./Del Mar, Inc. (collectively now known as "A-1 Components") for 1,488,162 ordinary shares of the Company. A-1 Components, which is located in Hialeah, Florida, is principally engaged in the production of mechanical components, electronic controls, and service equipment for the HVAC and refrigeration industries.
A-1 Component's 1998 sales were approximately $14 million since the date of acquisition.

Effective January 31, 1998, ICP (USA) acquired United Electric Company ("United Electric") of Wichita Falls, Texas, a manufacturer of hydronic and direct expansion blower and HVAC coils, fan coils, and hydronic unit ventilators for commercial HVAC systems. United Electric's 1998 sales were approximately $26 million.

PRODUCTS

The Company designs, manufactures, and markets heating and cooling systems for single family homes, mobile homes and multi-family apartment buildings, as well as light commercial properties such as schools, restaurants, small business offices, retail stores, and other industrial and commercial buildings.

The Company's products are:

Air Conditioners. The Company's air conditioners consist of split system and packaged air conditioners, split system and packaged heat pumps, and combination gas/electric units. The Company's residential unitary air conditioners range in capacity from one to five tons, while its commercial unitary packaged and split systems range in capacity from three to 20 tons (one ton of cooling capacity equals 12,000 British Thermal Units per hour ("BTU/hr.")). By the end of 1999, the Company will manufacture and market a commercial system with a capacity of up to 40 tons.

Split system and packaged air conditioners
A split system air conditioner consists of an outdoor unit containing a compressor, heat exchanger, airflow system and associated controls, connected to a heat exchanger/indoor blower system. A packaged air conditioner consists of a self-contained cooling system in a single weatherized cabinet.

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

Gas, Oil and Electric Furnaces
The Company's residential furnaces range in capacity from 50,000 to 150,000 BTU/hr., while its light commercial heating line features furnaces ranging in capacity up to 290,000 BTU/hr.

Parts and Accessories
The Company also conducts an active parts business under the "FAST" (Factory Authorized Service Technology) trademark in the United States and Canada. The parts area has shifted from a primary emphasis on serving warranty claims to being a one-stop shopping counter that a distributor, dealer or contractor might need to service heating and cooling systems.

Brand Names
The Company offers its various products under several brand names - Heil, Tempstar, Arcoaire, Comfortmaker, Airquest, KeepRite, Lincoln and the recently added ICP Commercial. United Electric sells its products under the MagicAire brand. The Company believes that its products are widely recognized for their quality, customer service, and reliability.

Sales and Distribution
The Company's products are sold primarily through a network of approximately 400 independent HVAC distribution companies with over 1,800 locations in the United States, Canada and other international markets. These distribution companies are the Company's link to dealers and, in turn, to consumers. Distributors sell the Company's products to installers in the replacement and renovation businesses as well as building contractors in the new housing and light commercial construction sectors. Approximately 70 percent of the Company's products are used to replace existing systems, with the balance installed in new construction projects. The Company is also focused on building relationships with national accounts, such as contractor buying groups, distributor consolidators, major homebuilders and retail chains.

The Company offers distributors a variety of advantages designed to promote maximum profitability to the Company and its distributors. A network of regional sales managers, field sales and customer service personnel is accessible to distributors to coordinate promotional activities and to quickly resolve any product problems. To improve communications with distributors, the Company has developed and will implement a program in 1999 designed to give them computer access to the Company's inventory records. Such improved communications will facilitate the Company's demand flow production system, permitting the Company to tailor its manufacturing schedule to the specific product lines in the greatest demand. Allowing distributor access to available inventory levels has the additional benefit of permitting distributors to reduce their inventory levels while being assured of an adequate and timely supply of products. The on-line program also permits distributors to process warranty claims through a computer network linked with the Company.

The Company monitors monthly shipments and inventory levels from a representative sampling of distributors. This sampling allows the Company to gauge future sales demand and improves the communication between the different functions that are involved in forecasting and scheduling production.

In Canada, the Company markets its products through four primary channels. KeepRite, Arcoaire and Comfortmaker brand residential central heating and air conditioning products are sold through independent air conditioning and refrigeration wholesalers and HVAC distributors in all provinces in Canada. KeepRite brand commercial products are sold through independent distributors and major commercial contractors across Canada. Heil brand residential products are sold directly to distributors and installing dealers by distribution centres, which are wholly-owned by the Company in Ontario, Quebec and the western provinces. Tempstar brand products are sold through plumbing and heating wholesaler outlets owned by Westburne Industrial Enterprises on an exclusive basis in all provinces in Canada. Lincoln brand oil and electric furnaces are sold by the Company's Lincoln Barriere division in eastern Canada.

In 1998, the Company generated approximately $60.0 million in export revenue (1997 - $26.7 million; 1996 - $8.2 million). The Company's principal markets for international sales are in Latin America and Europe.

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

The Company conducts advertising to enhance consumer awareness and to position its principal brands as premier residential heating and cooling products within their respective target markets. The advertising program is complemented with trade advertising that focuses on dealers who install the Company's products and who influence the sale of heating and cooling products at the consumer level.

The Company offers a cooperative program to its distributors, which subsidizes local advertising, training and other promotional and developmental costs. In addition, the Company enables its distributors to offer various incentives to their dealer customers.

Competition
Based on the Company's industry knowledge and industry statistics in 1998, seven manufacturers (including the Company) represented approximately 95% of the market, with individual market shares ranging from 10% to 22% and the Company having approximately 11% of the residential and light commercial HVAC market. The Company's six largest competitors in this market are Carrier Corporation, Goodman Manufacturing Corporation, Rheem Manufacturing, The Trane Company, York International Corporation, and Lennox Industries Inc. Several of the Company's competitors have greater financial and other resources than the Company. There can be no assurance that competitive pressures will not materially and adversely affect the Company's business, financial condition or results of operations.

Manufacturing
Substantially, all of the Company's residential cooling and heating products are manufactured at a company-owned, 1,010,000 square foot facility located in Lewisburg, Tennessee. The Company focuses on lean production from its plant, supported by the latest cost-cutting technology and a "just-in-time" production system. This system is designed to minimize raw material and in process inventories through close coordination of delivery of raw materials and components from outside suppliers at the manufacturing facility. The production process facilitates the manufacturing of standardized products. By manufacturing standardized products and using more adaptable equipment, the Company is able to reduce the time necessary to set up the production line to manufacture a particular model and to change the production line to manufacture other similar models.

While most of the components used by the Company are purchased from outside suppliers, the Company manufactures selected components where it is cost-efficient. For example, the Company produces heat transfer surfaces, or coils, for its air conditioners as well as patented heat exchangers used in its furnaces. The Company imposes strict quality control standards through a Total Quality Management Program covering all aspects of the manufacturing process.
A majority of the units produced are tested and key statistics from selected units are recorded prior to shipment. In addition, several are randomly selected each day for a quality audit of construction and performance. In 1996, the Company adopted the ISO 9000 standards, which set quality guidelines for manufacturers and require an independent party to audit and document the compliance guidelines twice a year. Seven assembly lines at the Company's Lewisburg facility received their ISO 9001 recertification in August 1998.

Facilities
In 1995, the Company constructed a 500,000 square foot distribution center in Lewisburg, adjacent to the manufacturing facility. All marketing, finance and administrative functions were consolidated at the manufacturing and distribution facilities in Lewisburg in 1995. The Company relocated its engineering and research laboratories to the Lewisburg plant from its LaVergne facility in 1998. The Company leases parts warehouses in LaVergne and Manchester, Tennessee.

In Canada, the Company owns two main facilities. Oil and electric furnaces are manufactured in Laval, Quebec and the former manufacturing facility located in Brantford, Ontario is being utilized as ICP (Canada)'s primary distribution center. The Company also leases other distribution facilities in Ontario, Quebec, Manitoba and British Columbia.

Raw Materials and Purchased Components
The Company purchases all raw materials and most components used in the manufacturing process. Purchased materials and components include copper, aluminum, steel, wire, compressors, motors, capacitors, fasteners, controls, valves and insulating materials. When practical, the Company establishes multiple sources for the purchase of raw materials and components in an attempt to ensure competitive pricing, supply flexibility and protection from supply disruption. The Company works closely with major suppliers to ensure that all major components meet quality and performance standards. The Company deals with approximately 250 suppliers, of whom 65 firms represent 95 percent of its purchasing expenditures. Typically, outside suppliers provide warranties on all major purchased components. The Company believes that it has adequate sources of raw materials and components for its manufacturing requirements.

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

Research and Development
The Company is involved in laboratory testing and improvement of existing product lines and in the development and testing of new products for the United States, Canadian, and international markets. These activities are conducted in the Company's laboratory facility located in Lewisburg, Tennessee. The primary objective is to conduct research to keep the Company's products competitive by improving product cost, safety, reliability and performance and ensuring compliance with environmental standards. The Company's goal is to respond to market needs and the technological demands of government regulation. The Company also strives to reduce manufacturing costs through cost control programs, standardization, size and weight reduction, the application of new technology, and improvements in production techniques.

Close contact is maintained with marketing personnel to ensure that the final product will meet customer needs, and with manufacturing personnel to ensure that the product design is compatible with the Company's flexible manufacturing process. The Company's engineers also work closely with major component suppliers to improve manufacturing efficiencies and keep abreast of new technological advances.

During the past three fiscal years, research and development costs aggregated approximately $9.1 million.

Patents and Trademarks
The Company holds numerous patents relating to the design and use of its products that it considers important. It is the Company's policy to obtain patent protection for its new and developmental products and to enforce such patent rights as appropriate. The Company owns several trademarks that it considers important in the marketing of its products, including Heil, Tempstar, KeepRite, Arcoaire, Comfortmaker, Lincoln, Airquest, MagicAire, ICP Commercial and FAST. The Company believes that its rights in these trademarks are adequately protected.

Major Customers
During 1998, two customers accounted for approximately 13% and 11% of the Company's consolidated net sales and revenues from the Company's 10 largest customers accounted for approximately 37% of consolidated net sales.
While management believes its relationships with its distributors are satisfactory, in the event of the loss of a significant distributor, the Company's results of operations would be adversely effected in the event that the Company is unable to satisfactorily replace the distributor.

Environmental Regulation and Proceedings
The Company and its operations are subject to a variety of federal, provincial, state and local environmental laws and regulations, including, among others, the Clean Air Act, the Clean Water Act, the Comprehensive Environmental, Resource, Conservation and Liability Act, the Resource Conservation and Recovery Act, the Occupational Health and Safety Act and the Toxic Substances Control Act in the United States and the Canadian Environmental Protection Act, the Fisheries Act (Canada), the Environmental Protection Act (Ontario), the Gasoline Handling Act (Ontario), and the Environmental Quality Act (Quebec) in Canada. The Company believes that it is in substantial compliance in all material aspects with such existing environmental laws and regulations.

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

In Canada, the Ozone-depleting Substance Regulations under the Canadian Environmental Protection Act regulate the consumption of HCFCs by a system of allowances and permits. It is anticipated that the Ozone-depleting Substance Regulations will be amended to provide for a gradual phase-out of HCFCs between 2010 and 2020.

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

Prior to the phase-out of HCFC-22, the industry and the Company must identify substitute refrigerants for use in cooling products. The Company has been working closely with refrigerant manufacturers and others in the industry to develop new refrigerants that are compatible with its existing cooling product lines. Such new refrigerants may require the Company to modify the design of its cooling products. The Company is unable to predict the precise extent of necessary modifications or the costs associated with the use of alternative refrigerants, but does not expect that either will have a material adverse effect on the industry unless the phase-out is accelerated more rapidly than is currently anticipated under the Clean Air Act, the Canadian Environmental Protection Act or the Montreal Protocol.

The Company and its operations are subject to foreign, federal, provincial, state, municipal and local laws, codes, treaties and regulations that limit the discharge of pollutants into the environment and establish requirements for the treatment, storage, disposal and remediation of solid and hazardous wastes and hazardous materials. Certain federal, provincial and state environmental laws and regulations impose liability on responsible parties, including past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which hazardous wastes or materials were disposed or released. The Company is involved in remedial action at its Lewisburg manufacturing facility pursuant to these laws, but based on information currently available, does not anticipate that such action will have a material adverse effect on its financial condition or operations.

In December 1991, the Company and Flying J, Inc. ("Flying J") entered into a cost sharing agreement whereby the Company participates with Flying J in the financing of responses to environmental contamination at various refinery sites sold by the Company to Flying J in 1980. At the same time, the Company reached a settlement with several of its insurance carriers whereby the insurers reimburse the Company for a portion of its expenses at the refineries. Ongoing cleanup activities at four refinery sites are at different regulatory stages. Although the scope of the projects is becoming better understood and defined with the various regulatory agencies, the ultimate scope of the projects remains uncertain and it is not possible to definitively estimate the ultimate costs of remediation of such environmental contamination. At December 31, 1998, the Company has an accrual of $10.9 million for its estimated share of future cleanup costs. The Company has offsetting receivables due from insurers of $7.4 million included in the consolidated balance sheet.

Other Governmental Regulations
The Company is subject to regulations in the United States promulgated under the 1987 National Appliance Energy Conservation Act, as amended, and various state regulations concerning the energy efficiency of its products. The Company has developed and continues to develop products that will comply with these regulations and does not believe that such regulations will have a material adverse effect on its business. The Company is also subject to the energy efficiency requirements contained in the Energy Policy Act of 1992, which became effective in 1994. All of the Company's products comply with these standards.

Backlog Orders
The backlog of orders was approximately $22.0 million at December 31, 1998 (1997 - $24.2 million, 1996 - $63.4 million). The decline in backlog of orders reflects the Company's shift away from advanced orders and pre-season sales programs due to significantly shorter lead times on customer orders over the past three years.

Export Sales
Export sales, being sales from the Company's North American operations to foreign customers and sales from international operations, amounted to approximately $60.0 million in 1998 (1997 - $26.7 million; 1996 - $8.2 million).

Employees
At December 31, 1998, the Company had approximately 3,000 salaried and hourly employees engaged in its operations. The hourly employees representing approximately 2,000 of the total employees are represented under five collective bargaining agreements with four unions. The renegotiation of these collective agreements will occur during the years 1999 and 2001. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES.

The major operating facilities, which are owned or leased by the Company at December 31, 1998, are shown in the following table:

                  OWNED/           AREA
LOCATION          LEASED         (SQ.FT.)       PRODUCTS/ACTIVITIES
--------------------------------------------------------------------------
UNITED STATES
Lewisburg, TN       O          1,010,000       Manufacture of residential and
                                               light commercial heating and
                                               cooling products
                    O            500,000       Distribution
LaVergne, TN (F1)   O            247,000       Training center
Nashville, TN       L            160,700       Service parts warehouse
Miami, FL           L             32,800       Parts and distribution
                    L              5,600       Parts and distribution
                    L              3,400       Parts and distribution
Tukwila, WA         L             22,000       Distribution
Wichita Falls, TX   O            155,700       Manufacture of commercial
                                               products
                    O             38,000       Manufacture of commercial
                                               products
Hialeah, FL         L            102,000       Manufacture of components
                    L             44,000       Manufacture of components
Franklin, TN        L             10,400       Executive office

CANADA
Brantford, ON       O            323,000       Distribution
                    L             22,500       Distribution
Laval, PQ           O             96,800       Manufacture of residential
                                               heating products
                    L             88,800       Distribution
Vaughan, ON         L             41,300       Distribution
Prince George, BC   L             28,100       Distribution
Winnipeg, MB        L             26,900       Distribution
Langley, BC         L             10,800       Distribution
Burnaby, BC         L             10,700       Distribution
Waterloo, ON        L             10,600       Distribution
Kelowna, BC         L              4,800       Distribution
Terrace, BC         L              4,800       Distribution

BRAZIL
Sao Paulo           L             10,800       Parts and distribution

MEXICO
Guadalajara         L             14,000       Parts and distribution
Monterrey           L             12,000       Parts and distribution

SPAIN
Madrid              L             11,400       Parts and distribution
Barcelona           L              3,900       Parts and distribution

ITALY
Milan               L             21,500       Parts and distribution

[FN]
<F1>
Research laboratory was relocated to the Lewisburg manufacturing facility in 1998. The Company is currently subleasing approximately 111,000 sq. ft. of the facility to a third party.

ITEM 3. LEGAL PROCEEDINGS.

Legal proceedings pertaining to the Company and its subsidiaries are set forth in Note 15 to the Company's Consolidated Financial Statements and are incorporated herein by reference.

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

      Name                   Office                                            Age
      ----                   ------                                            ---
Richard W. Snyder      Chairman of the Board                                   60
W. Michael Clevy       President and Chief Executive Officer                   50
David P. Cain          Senior Vice President, General Counsel and Secretary    53
Stephen  L. Clanton    Senior Vice President, Chief Financial Officer and
                         Treasurer                                             47
Douglas K. Gibbs       Senior Vice President , National Commercial Accounts
                         and President, Canadian Sales and Distribution Group  49
Francis C. Harrell     Senior Vice President, Business Development             59
Robert C. Henningsen   Senior Vice President, Human Resources and
                         Administration                                        59
Herman V. Kling        Senior Vice President, Sales and Marketing              49
Augusto H. Millan      Senior Vice President and General Manager,
                         International Sales and General Manager,
                         Aftermarket Sales                                     49
David B. Schumacher    Vice President and General Manager, Commercial
                         Products Group                                        39
Karla G. Smith         Vice President, Corporate Communications                37
James R. Wiese         Senior Vice President and General Manager,
                         Residential Products Group                            48

There is no family relationship among the above or any of the directors of the Company. Although all executive officers are employees at will of the Company, each executive officer of the Company generally is elected each year for a term of one year.

Mr. Snyder, in 1982, founded SnyderGeneral Corporation ("SnyderGeneral"), a manufacturer and marketer of air quality control products for the heating, ventilating and air conditioning markets. SnyderGeneral's residential air conditioning and heating business was acquired by the Corporation in June 1991. Mr. Snyder is a former Chairman of the Air Conditioning and Refrigeration Institute. Mr. Snyder was elected Chairman of the Board of the Corporation in June 1997.

Mr. Clevy joined the Corporation as President and Chief Operating Officer of the Corporation's U.S. operating subsidiary, ICP (USA), in September 1994. He was appointed President and Chief Executive Officer of the Corporation in December 1995. Prior to joining the Corporation, he was Vice President of Manufacturing and Technology of Carrier Corporation.

Mr. Cain joined the Corporation on January 25, 1977 as Superintendent of Distribution. Thereafter, he moved into Manufacturing from 1978 until 1980, into Sales and Marketing until 1986, and finally into the Law department where he advanced to Senior Vice President and General Counsel on January 1, 1993 and Senior Vice President, General Counsel, and Secretary on June 4, 1996.

Mr. Clanton joined the Corporation as Senior Vice President, Chief Financial Officer and Treasurer on July 8, 1996. Prior to joining the Corporation, he was Executive Vice President and Chief Financial Officer for Falcon Products Inc., St. Louis, Missouri, from 1988 to 1996.

Mr. Gibbs joined the Corporation as Vice President, Business Development on January 2, 1998. He was appointed Senior Vice President, National Commercial Accounts on December 1, 1998 and was recently appointed as President, Canadian Sales and Distribution Group. Prior to joining the Corporation, he was Vice President, National Accounts/Export Sales for Carrier Corporation from 1994 to 1997.

Mr. Harrell joined the Corporation as Vice President, Sales transferring from SnyderGeneral on July 1, 1991. He was appointed Senior Vice President, Business Development on December 1, 1998 and was previously appointed Senior Vice President - USA Sales on January 1, 1995.

Mr. Henningsen joined the Corporation as General Manager, Human Resources on June 1, 1987. He was appointed as Vice President, Human Resources and Administration on January 1, 1989. He has served as Senior Vice President, Human Resources and Administration since December 7, 1994.

Mr. Kling joined the Corporation as Senior Vice President, Marketing on February 1, 1997. He was appointed Senior Vice President - Sales and Marketing on December 1, 1998. Prior to joining the Corporation, he was Product Manager for General Electric Company. He worked for General Electric in marketing, customer service and sales for 20 years.

Mr. Millan joined the Corporation as Vice President, Financial Operations on November 1, 1994. He was appointed as Senior Vice President and General Manager, International Sales and General Manager, Aftermarket Sales on January 1, 1996. Prior to joining the Corporation, he was Managing Director of United Technologies Corporation.

Mr. Schumacher joined the Corporation on March 1, 1992 as Manager - Development Engineer transferring from SnyderGeneral. He was promoted to Manager - Product Marketing (ACO) on January 1, 1993 and to Senior Director, Product Marketing on March 1, 1995. He was appointed Vice President and General Manager, Commercial Products Group on January 1, 1997.

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

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION. The Company's ordinary shares are traded on the Toronto Stock Exchange ("TSE") and the American Stock Exchange ("AMEX") under the symbol "ICP." The following table sets forth the high and low trading prices of the Company's ordinary shares as reported by the TSE and AMEX during each of the fiscal quarters of the prior two fiscal years:


   1998                    TSE-Cdn.$                  AMEX-U.S.$
   ---------------------------------------------------------------
                       High        Low           High         Low
   ---------------------------------------------------------------
   ---------------------------------------------------------------
    First Quarter      12.80       10.85          9.13         7.44

    Second Quarter     18.25       11.65         12.50         8.06

    Third Quarter      18.20       11.00         12.25         6.63

    Fourth Quarter     14.50       10.15          9.25         6.25

   1997                    TSE-Cdn.$                  AMEX-U.S.$
   ---------------------------------------------------------------
                       High        Low           High         Low
   ---------------------------------------------------------------
    First Quarter       7.35       3.90          5.38         2.88

    Second Quarter      8.25       6.30          6.06         4.56

    Third Quarter      12.85       8.00          9.50         5.19

    Fourth Quarter     13.25       9.70          9.06         6.31
   ---------------------------------------------------------------

(b) HOLDERS. There were 1,416 shareholders of record as of December 31, 1998.

(c) DIVIDENDS. The Company has not paid a dividend on its ordinary shares since 1990. The Company currently intends to retain all earnings to support the development and growth of the Company. In addition, the Company's senior debt issue limits the ability to pay dividends and distributions on its ordinary shares.

ITEM 6.  SELECTED FINANCIAL DATA.

                                   NINE YEAR SUMMARY OF OPERATIONS
                                          (Canadian GAAP)
--------------------------------------------------------------------------------------------------------
For the Years
ended December 31       1998     1997     1996     1995     1994     1993     1992     1991     1990
--------------------------------------------------------------------------------------------------------
OPERATIONS
(In Millions of
  U.S. Dollars)

Net sales               $ 733.5  $ 630.7  $ 641.9  $ 532.8  $ 635.2  $ 598.0  $ 566.7  $ 467.9  $ 473.8

Gross profit              155.2    127.0    124.1     65.4    112.9     99.6    121.3    102.3    108.6

Operating profit (loss)    58.8     41.5     33.4    (43.3)    17.6     (4.0)    14.6     16.7     27.3

Financial expenses         24.0     19.5     21.8     25.1     23.1     18.1     16.8     26.6     21.9

Income (loss) from
  continuing operations    35.2     22.0     11.6    (81.2)    (4.6)   (17.8)    (2.1)    (5.0)     1.7

Net income (loss)          35.2     22.0      8.5    (93.2)    (7.5)   (21.0)    (3.2)    (6.9)   153.3
--------------------------------------------------------------------------------------------------------
PER ORDINARY SHARE
(In U.S. Dollars)

Income (loss) from
  continuing
   operations           $ 0.86   $ 0.56   $ 0.30   $ (2.09) $ (0.20) $ (0.87) $ (0.26) $ (0.70) $ (0.29)

Net income (loss)
  after discontinued
   operations           $ 0.86   $ 0.56   $ 0.22   $ (2.40) $ (0.29) $ (1.00) $ (0.31) $ (0.86)  $ 21.83
--------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
(In Millions of
  U.S. Dollars)

Total assets            $ 427.8  $ 352.0  $ 345.0  $ 345.8  $ 486.1  $ 490.2  $ 401.8  $ 420.5   $327.1

Working capital           158.9    136.6    103.8     60.5    153.0    167.5    102.9     73.8     45.2

Fixed assets (cost)       241.4    214.3    213.2    186.2    197.9    213.3    201.9    179.1    155.6

Debt*                     199.1    185.5    204.0    182.7    242.8    216.0    128.8    197.0    150.1
-------------------------------------------------------------------------------------------------------

* Includes short-term borrowings and long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
------------------------------------------------------------------------------

International Comfort Products Corporation (ICP) reported its third consecutive year of profits in 1998 with record net income of $35.2 million - a 60 percent increase over the prior year. Income before income tax recovery and refinancing costs for 1998 was $39.8 million, or 98 cents per share, compared with $22.0 million, or 56 cents per share in 1997, an increase of 81 percent and 75 percent, respectively. In 1998, net income was 86 cents per share, compared with 56 cents per share in 1997. The net income growth was based on a 16 percent improvement in net sales to $733.5 million.

GROWTH STRATEGY

Historically, ICP has manufactured and marketed heating and cooling systems predominantly for use in residential applications in Canada and the United States. In 1996, the Company launched a long-term strategy that focused on cutting structural costs in its manufacturing and distribution processes and growing revenue by following a five-point expansion plan.

The "lean enterprise" process improvement continues with its emphasis on engineering and production efficiencies, product quality, and responsive customer service. The target is a five percent annual productivity gain in manufacturing.

The five-point revenue expansion strategy consists of (i) improving the competitive position of core residential products; (ii) growing commercial products sales; (iii) generating international sales, initially in Latin America and Europe; (iv) increasing the North American and international sale of parts and accessories; and (v) augmenting internal growth through acquisitions, principally small and medium sized companies in complementary markets.

The impact of the lean enterprise and revenue expansion initiatives are evident in ICP's financial results for the past three years and had a cumulative impact on the much improved financial position of the Company in 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

COMPARATIVE PERFORMANCE AS PERCENTAGE OF NET SALES

The following table sets out information on the Company's financial performance for the past three years, as expressed as a percentage of net sales.

                                   1998             1997           1996
     --------------------------------------------------------------------
     Net sales                     100%             100%           100%
     Cost of sales                  78.9             79.9           80.7
     Gross profit                   21.1             20.1           19.3
     Selling, general and
       administrative expenses      13.1             13.6           14.1
     Operating profit                8.0              6.5            5.2
     Interest expense and
       amortization of debt
       issuance costs                2.6              3.0            3.4
     Refinancing costs                .7               --             --
     Income before income taxes      4.7              3.5            1.8
     Income taxes                    (.1)              --             --
     Income from continuing
       operations                    4.8              3.5            1.8
     Loss from discontinued
       operations                     --               --            (.5)
     Net income                      4.8              3.5            1.3
     ====================================================================

FISCAL 1998 COMPARED WITH FISCAL 1997

NET SALES

The 1998 growth in net sales to $733.5 million, compared with $630.7 million in 1997, was in step with the Company's long-term strategic target of $1 billion in net sales by the end of 2000.

On a quarterly basis, 1998 revenue increased dramatically during the summer by 23 percent in the second quarter and 25 percent in the third quarter over the same periods in 1997. During the winter periods, net sales declined by nearly three percent in the first quarter and increased by 16 percent in the fourth quarter compared to the corresponding quarters in the prior year.

Approximately 57 percent of 1998 net sales were residential heating and cooling systems in the United States with revenue of $413.6 million in 1998, a nine percent increase over 1997. A new series of high efficiency products were launched, a comprehensive brand strategy was introduced on a national and regional basis to improve marketing focus, and eleven new distributors were added.

Revenue from U.S. commercial products and residential packaged products rose by 34 percent to $135.6 million. One-third of the higher sales reflected internal growth as the Company launched the ICP Commercial brand and increased its product offering from 12.5 tons to 20 tons. Two-thirds of the growth was contributed by sales of MagicAire components for commercial systems produced by United Electric Company located in Texas. ICP acquired this company in January 1998.

The international sale of residential and commercial cooling systems and parts produced by ICP, as well as parts from other suppliers, grew by 125 percent to $60 million in 1998. Just three years ago, when the first efforts were made to enter markets in Latin America and Europe, international sales were $6.4 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

Following a disappointing performance in 1997, sales in Canada rebounded to $80.2 million in 1998, an eight percent improvement reflecting the strong summer demand for air conditioning systems and the full-year impact of distribution companies acquired in 1997.

In the United States, aftermarket parts and accessories contributed $44.1 million to 1998 net sales, a 54 percent increase over 1997. The largest portion of the higher sales resulted from the May 31, 1998 acquisition of Watsco Components Inc., now known as A-1 Components Inc., a Florida manufacturer and distributor of electronic and mechanical parts.

Our global diversification program during the past three years has increased international sales from about one percent of total net sales in 1996 to eight percent in 1998. U.S. sales represented approximately 81 percent in 1998, compared with 87 percent in 1996, while Canadian sales declined slightly to 11 percent, compared with 12 percent in 1996.


GROSS PROFIT

Gross profit increased by $28.2 million to $155.2 million, or 21.1 percent of net sales, compared with 20.1 percent in 1997. The full percentage point gain in gross profit reflected lower material costs, increased plant efficiency and higher fixed burden absorption at the manufacturing plant in Lewisburg, Tennessee.

Gross profit growth was reduced by two factors. An interruption in the supply of a key component disrupted production during the peak season. This situation has been corrected. Second, the Company's emphasis on developing a new generation of products, scheduled to be introduced in late 1999, coupled with the implementation of a new enterprise resource planning (ERP) system, held factory cost reductions below levels achieved in recent years. The evolution of more efficient manufacturing and distribution processes, however, is far from complete and the new generation of products has been designed for improved manufacturing capabilities.


SELLING, GENERAL & ADMINISTRATIVE EXPENSES

Selling, general and administrative (SG&A) expenses were $96.4 million in 1998, a 13 percent increase from $85.5 million a year earlier. The higher SG&A expenses were consistent with rapid revenue growth in 1998 and represented 13.1 percent of net sales, an improvement from 13.6 percent in 1997.

Contributing to higher SG&A expenses were the full year's impact of developing the support infrastructure for the international operations, including distribution facilities in Miami, Mexico and Brazil to serve the Latin
American market and the 1997 acquisition of distribution channels in Western Canada and Spain; the acquisitions of parts and components businesses in Florida and Italy in 1998; and advertising and promotional programs, including national advertising, for the new brand strategy launched in the United States.

The increase in SG&A expenses in 1998 were partially offset by the sale of two U.S. distributor companies and five ICP-owned factory branches in 1997.

OPERATING PROFIT

The 1998 operating profit grew by 42 percent to $58.8 million from $41.5 million a year earlier. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $74.7 million, a 32 percent increase over the $56.6 million reported in 1997.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

FINANCIAL EXPENSES

Financial expenses increased by 23 percent to $24 million in 1998 from $19.5 million in 1997. Refinancing costs of $5 million included an early prepayment premium of $2.3 million on the refinanced debt and the write-off of unamortized debt issuance costs associated with the old senior notes. Interest expense and amortization of debt issuance costs were consistent with 1997 levels.

INCOME TAXES

The Company's U.S. subsidiaries have fully utilized their tax loss carry forwards and have reinstated deferred tax assets and liabilities, resulting in an income tax recovery of $0.4 million in 1998. In 1997, the Company did not record an income tax provision as a result of accumulated tax losses from prior years.

NET INCOME

Net income totaled $35.2 million, or 86 cents per share, in 1998 compared with $22.0 million, or 56 cents per share, in 1997. The improvement in net income was supported by the long-term strategy of enhancing the competitive position of core residential products and diversifying the revenue stream into new growth areas, such as commercial products and international sales.


FISCAL 1997 COMPARED WITH FISCAL 1996


NET SALES

Net sales were $630.7 million in 1997, compared with $641.9 million a year earlier, a decline of $11.2 million, or 1.7 percent. Two distributor companies acquired in the second quarter of 1996 and sold in the third quarter of 1997 accounted for 3.3 percent of 1997 net sales, compared with 4.5 percent in 1996.

When the revenue of the distribution companies plus five factory branches sold during 1997 is removed from the 1997 and 1996 results, ICP's 1997 net sales increased slightly to $609.1 million from $607.1 million. This occurred in a year when North American industry sales declined by about five percent due to the impact of a cool summer on the demand for air conditioning units. Higher international, commercial and parts sales offset the revenue decline in ICP's residential products.

Approximately 84 percent of the 1997 revenue was generated in the United States, 12 percent in Canada and four percent in international markets, compared with 87 percent, 12 percent and one percent, respectively, in 1996.

GROSS PROFIT

Despite lower production and sales volumes, gross profit increased by $2.9 million to $127.0 million, or 20.1 percent of net sales, in 1997, compared with 19.3 percent in 1996. The improved margin resulted primarily from continuous cost savings and manufacturing efficiencies at the Lewisburg plant.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses, excluding warranty expense, were virtually unchanged in 1997 compared with 1996. The higher expenses associated with two acquisitions in Western Canada, a distributor

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

company in Spain and the establishment of parts outlets in Latin America were offset by the cost savings resulting from the sale of the U.S. distribution companies. Total SG&A declined as a percentage of net sales from 14.1 percent in 1996 to 13.6 percent in 1997, primarily due to reduced warranty expense.

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

OPERATING PROFIT

The 1997 operating profit of $41.5 million was a 24 percent improvement over the previous year of $33.4 million. EBITDA was $56.6 million, compared with $49.1 million in 1996.

FINANCIAL EXPENSES

Financial expenses declined to $19.5 million from $21.8 million in 1996. The downward trend reflected lower interest expense, which fell to $18.2 million in 1997 versus $19.4 million in the previous year. The reduction in interest expense was the result of both lower interest rates and lower average borrowing levels that declined, net of cash, to approximately $186 million in 1997 from $196 million in 1996.

In 1997, $1.3 million of debt issuance costs were amortized, compared with $1.8
million in 1996.   In addition, $0.6 million of debt issuance costs were
written off in 1996.

INCOME TAXES

In 1997, the Company did not record an income tax provision as a result of accumulated tax losses from prior years.

DISCONTINUED OPERATIONS

In 1996, the Company incurred a $3.1 million loss on the sale of Thompson Pipe & Steel Company, a steel pipe manufacturing company.

NET INCOME

Net income totaled $22.0 million, or 56 cents per share, in 1997 compared with $8.5 million, or 22 cents per share, in 1996. The improvement in 1997 net income reflected structural cost reductions through the introduction of lean production at the manufacturing plant and tight management of overhead costs and financial expenses. The net income also benefited from the early results of the long-term strategy to diversify the revenue stream beyond the mature North American residential market into commercial products, aftermarket parts and international sales.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company has sufficient credit facilities and liquidity from free cash flow to meet its current capital and operating requirements.

CASH FLOW

Before acquisitions and divestitures, free cash flow (cash from operations adjusted for cash received from or utilized in investing activities) was $10.5 million in 1998, compared with $10.9 million in 1997. After acquisitions and divestitures, free cash flow was a negative $20.6 million in 1998, compared with $31.9 million inflow in 1997.

The 1998 cash flow from operations was $24.5 million versus $19.2 million in 1997. The Company invested $31.1 million in acquisitions, resulting in the negative free cash flow during 1998.

WORKING CAPITAL AND SHORT-TERM BORROWINGS

Working capital grew to $158.9 million at the 1998 year end from $136.6 million in 1997, principally reflecting higher accounts receivable and inventories. Average net working capital was $179.2 million, a seven percent increase over 1997, with net working capital turns of 5.2 in 1998 versus 5.0 in 1997.

Gross accounts receivable rose by 30 percent to $133.1 million at year end primarily due to the acquisitions of the two U.S. companies and Italian operation noted earlier and a temporary disruption of December billings from the November 1998 introduction of the new management information system.

Year-end inventories were $120.9 million in 1998 compared with $94.5 million a year earlier. A key reason for the 28 percent increase was the need to establish inventories for the international market. In addition to ICP products and parts, the international operations stock and sell parts and components supplied by other manufacturers. A second reason for the higher inventories was the acquisition of two companies that manufacture and distribute components and parts -- United Electric Company and A-1 Components. Both companies require inventory to meet customer orders on short notice. Nonetheless, the Company is committed to improve asset management in both its international and parts operations. The inventory levels for North American commercial and residential products were lower in 1998 than at the end of 1997.

Overall, average inventory was little changed from 1997 at $117.4 million, versus $116.3 million. Average inventory turns improved from 4.3 in 1997 to 5.0 in 1998.

Higher accounts receivable and inventories were offset by lower cash at $10.5 million, versus $31.0 million at the 1997 year end, and higher account payables at $58.4 million, versus $44.8 million a year earlier, both largely due to 1998 acquisitions.

CREDIT FACILITIES

The Company has negotiated credit facilities separately for the Canadian and the U.S. operations.

The Canadian operating company has a Cdn. $30 million revolving credit facility, which is sufficient to meet its needs. The facility was arranged in 1996 and expires in December 1999.

The U.S. operating company has a five-year $70 million receivables purchase facility with a U.S. lender. This facility was arranged in July 1996. In July 1997, the U.S. company arranged a $15 million inventory credit facility. The U.S. operating company has adequate credit

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

availability and expects to have more than sufficient cash flow from operations to meet its obligations in 1999.


LONG TERM DEBT

In May 1998, new financing was arranged for International Comfort Products Holdings, Inc. ("ICP Holdings"), a U.S. holding company, with $150 million of senior unsecured notes due in 2008 bearing interest at 8.625 percent and guaranteed by the Company. The funds were primarily used to redeem $140 million of 9.75 percent senior notes for the U.S. operating company due in March 2000. Long-term debt also includes a $25 million five-year unsecured term loan arranged for the Company's U.S. operations maturing in October 2001.

INTERCOMPANY DIVIDEND RESTRICTION

The Company has no substantial operations of its own and accordingly has no independent means of generating revenue. As a holding company, the Company's internal source of funds to meet its cash needs, including payment of expenses, are dividends and other permitted payments from its direct and indirect subsidiaries. Certain of the Company's lending arrangements impose upon subsidiaries of ICP Holdings financial and operating covenants, including, among others, requirements that subsidiaries of ICP Holdings maintain certain financial ratios and satisfy certain financial tests, limit capital expenditures and restrict the ability of such subsidiaries to incur debt or pay dividends. Pursuant to the terms of the most restrictive covenant regarding restricted payments by such subsidiaries, as of December 31, 1998, $110.0 million of tangible net assets of subsidiaries of ICP Holdings were not available for payment of dividends to ICP Holdings. The Company does not believe that these restrictions presently impair the Company's ability to conduct its business through its subsidiaries or to pursue its development plans.

CAPITAL EXPENDITURES

The Company spent $14.0 million on capital improvements in 1998, compared with $8.3 million in 1997. The investments were primarily made in company-wide new information management systems, relocating and enhancing the engineering laboratories at the Lewisburg manufacturing complex and retooling machinery associated with new product development.

RISKS AND RISK MANAGEMENT

WEATHER RISK: An early and hot summer or an early and cold winter can create a surge in sales. Mild seasons, by contrast, undermine customer demand. In 1998, for example, the early and hot summer increased the demand for air conditioning units. To reduce the costs of exposure to short-term weather risk, the Company has reduced the time it takes to fulfill a customer's order to 14 days for most products. Production levels are also adjusted in step with seasonal demand to avoid a costly inventory build-up. Recent expansion into Europe and Latin America should help to moderate North American seasonal demands on manufacturing resources.

SUPPLIER RISK: For a variety of reasons, a key supplier could be unable to meet the Company's requirements, as experienced briefly in 1998. Close relations are maintained with 65 companies that provide 95 percent of the material used in manufacturing. Several suppliers consign inventory and the Company only pays for components when they are used. Information

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

management systems are integrated with key suppliers so that they can scan for product use at the end of the production line, provide an invoice, and replenish inventory.

DISTRIBUTOR RISK: The Company's distribution system consists of approximately 400 distributors in Canada, the U.S. and internationally. Distributor risk is managed in part by terminating under performing distributors and replacing them with more aggressive ones, as occurred in 1998 with the recruitment of 11 new U.S. distributors. The Company also emphasizes a mutually beneficial partnership with distributors, involving them in product design, monthly in-plant product audits and other programs.

MARKET RISK: The heating, ventilating and air conditioning market for residential and commercial products in North America is approximately $6 billion a year at the manufacturing level and $25 billion at the final customer level. The Company faces six major competitors. As the North American industry is mature, no new significant competitors are likely. The Company has improved its competitive position through a much lower cost structure and a change in its product mix.

ECONOMIC RISK: The Company faces the normal economic risks of any consumer-oriented company -- such as changes in interest rates, employment levels, consumer spending, and general consumer and business confidence in the economy. Under adverse economic conditions, homeowners and commercial property owners are more likely to repair rather than replace deteriorated and older heating or cooling systems. The poor condition of many systems that have already been repaired and the introduction of lower-cost entry-level systems tend to offset this risk. Internationally, the Company's operations are concentrated in Latin America and Europe with no exposure to markets in Southeast Asia.

FINANCIAL RISK: The Company's return to profitability, a much lower break-even point, and adequacy of capital resources have mitigated financial risk. The Company's capitalization is more highly leveraged compared with other companies in and related to the industry.

FOREIGN EXCHANGE EXPOSURE: The Company has been reporting in U.S. dollars since 1994. The primary foreign exchange exposure has been to Canadian sales. Between 1995 and 1997, the Canadian dollar traded in a narrow band averaging $1.36 to $1.38 to the U.S. dollar before deteriorating to an average of $1.48 in 1998. Sales in foreign currencies now represent approximately 15 percent of ICP's total net sales. However, converting foreign currency sales into U.S. dollars had minimal impact on 1998 earnings. International sales will represent a growing portion of future business, and hedging programs will be introduced to offset foreign currency volatility.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

circumstances after the date on which such statement is made, or to reflect the occurrence of unanticipated events.

YEAR 2000 COMPLIANCE RISK: The Company began to consider the implications of the Year 2000 date change as early as 1996. A tactical team was formed in 1997, and its 12 members represent all functions and areas of operation. Specific team members are responsible for ICP's interface with third parties, including financial institutions, utilities, freight carriers, distributors, suppliers and equipment users. The team reports to the chief financial officer, who reports to the board of directors at every board meeting.

In 1996, the Company decided to replace its entire information management systems, primarily because the systems in place were obsolete. The Company believes that the new systems are Year 2000 compliant and integrate all aspects of ICP's operations from ordering raw materials through to production of finished products, as well as for financial analysis and disclosure and general management purposes. Start-up of various areas of the new systems began in November 1998. The total expected cost of the new information management system is approximately $8.5 million, the majority of which was capitalized in 1997 and 1998.

The Company's tactical plan to ensure Year 2000 compliance is a six-step program involving: inventory and assessment, risk analysis, prioritization and resource estimating, implementation of solutions, developing a backup plan, and testing. Extensive test plans were developed in 1998 and final testing for virtually all operations, systems and processes will be completed in the second quarter of 1999. Final testing at the two U.S. subsidiary companies acquired in 1998 will be completed in the second quarter of 1999. The compliance of the Spanish and Italian subsidiaries was confirmed during their acquisition due diligence.

In the case of third parties, the Company has contacted all suppliers and reviewed the feedback. Based on 250 suppliers, the response from 36 was considered unacceptable and further actions are being taken to address their compliance. However, the Company cannot be sure that all aspects of the Year 2000 issue, especially systems and processes controlled by suppliers, customers and other third parties, will not adversely affect its operations. A contingency plan has been developed, including disaster recovery, in the event that items thought to be compliant turn out to be non-compliant.

The total expected cost to the Company in 1999 for Year 2000 compliance is not anticipated to have a material adverse effect on its financial condition or results of operations.

FUTURE EXPECTATIONS

The long-term strategic plan developed by management in 1996 in consultation with the board of directors was reviewed and updated in 1998. The 1998 financial results are consistent with the long-term strategic plan. The plan established a revenue target of $1 billion by the end of 2000. Higher profits will reflect progress to this target, coupled with continued efficiency gains in manufacturing and distribution and tight management of SG&A expenses.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

The Company anticipates further gains in core residential products with the planned introduction of a new generation of home comfort products in 1999 and continued aggressive brand marketing both nationally and regionally. Commercial products are expected to accelerate growth based on the winning of national accounts, broader North American market acceptance of the new ICP Commercial brand, and improved sales of MagicAire commercial components. The international area is gaining market recognition and sales impetus from the entry initiatives taken in the past three years and should also experience accelerated revenue growth. Aftermarket parts and accessories are gradually finding its competitive position and should do better in the near future, especially as the lean enterprise concept takes hold at A-1 Components. These growth expectations will be augmented as appropriate by further acquisitions.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discusses the Company's exposure to market risk related to changes in interest rates and foreign currency exchange rates. This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth below.

FOREIGN CURRENCY EXCHANGE RATE RISK: The Company's revenue from international operations outside of North America amounted to approximately $60.0 million in 1998 (1997 - $26.7 million; 1996 - $8.2 million), which equates to approximately 8% of consolidated net sales (1997 - 4%; 1996 - 1%). The Company's net sales in Canada were $80.2 million in 1998 (1997 - $74.0 million; 1996 - $75.2 million), or approximately 11% of consolidated net sales in 1998 (1997 - 12%; 1996 - 12%). The effect of foreign currency exchange rate fluctuations on the Company in 1998, 1997 and 1996 was not material. To the extent that the Company expands its international operations, the Company may be exposed to increased risk from foreign currency exchange rate fluctuations.

INTEREST RATE RISK: The Company does not have significant exposure to changing interest rates relating to the $150.0 million 8.625% senior unsecured notes since the interest rate on these notes is fixed. In 1998, the Company entered into an interest rate swap agreement through a U.S. lender to fix the interest rate on its $25.0 million term bank loan at 5.97% maturing in October 2001. Accordingly, the Company has minimal interest rate risk associated with changing interest rates for these debt instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         The consolidated financial statements of the registrant and its subsidiaries, together with all notes thereto, are set forth immediately following this page as pages 32 through 67 of this Annual Report on Form 10-K.
---------------------------------------------------------------------------

                          ARTHUR ANDERSEN LLP

---------------------------------------------------------------------------
                           AUDITORS' REPORT
---------------------------------------------------------------------------


To the Shareholders of
International Comfort Products Corporation

We have audited the consolidated balance sheets of International Comfort Products Corporation and its subsidiaries as at December 31, 1998 and 1997 and the consolidated statements of income and deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of International Comfort Products Corporation and its subsidiaries as at December 31, 1998 and 1997 and the results of their operations and cash flows for the years then ended in accordance with accounting principles generally accepted in Canada.





 /s/ Arthur Andersen LLP


February 12, 1999
Mississauga, Canada

PricewaterhouseCoopers
-----------------------------------------------------------------------------
                                               [ PricewaterhouseCoopers LLP
                                               [ 145 King Street West
                                               [ Toronto, Ontario
                                               [ Canada M5H 1V8
                                               [ Telephone +1 (416) 869-1130
                                               [ Facsimile +1 (416) 863-0926
                                               [ Direct fax:  (416) 941-8446

To The Shareholders
Inter-City Products Corporation


AUDITORS' REPORT


We have audited the consolidated statements of income and deficit and cash flows of Inter-City Products Corporation for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the results of operations of Inter-City Products Corporation and its cash flows for the year ended December 31, 1996 in accordance with generally accepted accounting principles.




/s/ PricewaterhouseCoopers LLP

Chartered Accountants
Toronto, Ontario

February 11, 1997

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND DEFICIT
              For the Years Ended December 31, 1998 and 1997
    (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
                      (In Millions of U.S. Dollars)
----------------------------------------------------------------------------

                                                1998        1997      1996
----------------------------------------------------------------------------
Net Sales                                     $ 733.5      $ 630.7   $ 641.9
Cost of Sales                                   578.3        503.7     517.8
----------------------------------------------------------------------------
Gross Profit                                    155.2        127.0     124.1
Selling, General and Administrative Expenses     96.4         85.5      90.7
----------------------------------------------------------------------------
Operating Profit                                 58.8         41.5      33.4
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                               18.0         18.2      19.4
  Amortization of debt issuance costs             1.0          1.3       1.8
  Refinancing costs                               5.0           -         .6
----------------------------------------------------------------------------
                                                 24.0         19.5      21.8
----------------------------------------------------------------------------
Income Before Income Taxes                       34.8         22.0      11.6
Income Taxes (note 11)                             .4           -         -
----------------------------------------------------------------------------
Income From Continuing Operations                35.2         22.0      11.6
Loss From Discontinued Operations                  -            -       (3.1)
----------------------------------------------------------------------------
Net Income                                       35.2         22.0       8.5
Deficit - Beginning of the Year                (116.4)      (138.4)   (146.9)
----------------------------------------------------------------------------
Deficit - End of the Year                     $ (81.2)     $(116.4)  $(138.4)
============================================================================

Income Per Ordinary Share (note 12)


                       see accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                   As at December 31, 1998 and 1997
                    (In Millions of U.S. Dollars)
-------------------------------------------------------------------------

                                                      1998         1997
-------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                          $  10.5      $  31.0
  Accounts receivable - trade (less allowance
    for doubtful accounts; 1998 - $5.2; 1997 - $6.0)   127.9         96.5
  Note receivable (note 2)                                -           7.7
  Inventories (note 3)                                 120.9         94.5
  Prepaid expenses and other                             5.7          5.9
  Deferred income taxes                                 12.8          1.7
-------------------------------------------------------------------------
                                                       277.8        237.3
-------------------------------------------------------------------------

Fixed Assets (note 4)
  Property, plant and equipment - at cost              241.4        214.3
  Accumulated depreciation                             139.8        120.7
-------------------------------------------------------------------------
                                                       101.6         93.6
-------------------------------------------------------------------------

Intangible Assets, net (note 5)                         35.8         11.0

Other Assets, net (note 6)                              12.6         10.1
-------------------------------------------------------------------------
                                                     $ 427.8      $ 352.0
=========================================================================


/s/ W. Michael Clevy                   /s/ David A. Rattee
----------------------------------     -----------------------------------
Director                                Director


                         see accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                   As at December 31, 1998 and 1997
                    (In Millions of U.S. Dollars)
-------------------------------------------------------------------------

                                                      1998         1997
-------------------------------------------------------------------------
LIABILITIES
Current Liabilities
  Short-term borrowings (note 7)                     $  22.0      $  19.7
  Accounts payable                                      58.4         44.8
  Accrued liabilities                                   28.1         26.5
  Product warranty                                       9.7          9.5
  Current portion of long-term debt (note 8)              .7           .2
-------------------------------------------------------------------------
                                                       118.9        100.7

Long-Term Debt (note 8)                                176.4        165.6
Product Warranty                                        13.2         16.2
Environmental Liabilities                               11.9         12.9
Other Long-Term Liabilities                             11.1          5.1
-------------------------------------------------------------------------
                                                       331.5        300.5
-------------------------------------------------------------------------

Commitments and Contingencies (note 15)

SHAREHOLDERS' EQUITY
Ordinary Shares (note 9)                               182.3        171.2
Deficit                                                (81.2)      (116.4)
Foreign Currency Translation Adjustment (note 10)       (4.8)        (3.3)
-------------------------------------------------------------------------
                                                        96.3         51.5
-------------------------------------------------------------------------
                                                     $ 427.8      $ 352.0
=========================================================================

                        see accompanying notes

                 INTERNATIONAL COMFORT PRODUCTS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
                      (In Millions of U.S. Dollars)
-----------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Cash provided by (used in):                                       1998        1997      1996
---------------------------------------------------------------------------------------------
OPERATING
  Net income                                                     $  35.2     $ 22.0   $  8.5
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                                     17.0       16.4     17.5
  Deferred income taxes, net                                        (4.7)        -        -
  Write-off of debt issuance costs                                   2.3         -        .6
  Changes in assets and liabilities, net of acquisitions:
    (Increase) decrease in receivables                             (13.1)     (36.6)     8.5
    (Increase) decrease in inventories                             (14.1)      10.2    (14.1)
    (Increase) decrease in prepaid expenses and other                2.2       (3.0)     8.9
    Increase (decrease) in accounts payable, accrued
      liabilities and product warranty                               (.3)      10.2    (15.3)
---------------------------------------------------------------------------------------------
  Net cash provided by operating activities                         24.5       19.2     14.6
---------------------------------------------------------------------------------------------

INVESTING
  Property, plant and equipment, net                               (14.0)      (8.3)    (9.8)
  Acquisitions of subsidiaries (note 2)                            (31.1)      (3.6)      -
  Proceeds from sale of Coastline and General (note 2)                -        24.6       -
---------------------------------------------------------------------------------------------
  Net cash (used in) provided by investing activities              (45.1)      12.7     (9.8)
---------------------------------------------------------------------------------------------

FINANCING
  Ordinary shares issued                                             1.2        2.0       .5
  Ordinary shares repurchased                                       (4.4)        -        -
  Long-term debt issued                                            150.0         -        -
  Repayment of long-term debt                                     (140.3)        -        -
  Proceeds (repayments) on short-term borrowings                     2.3      (20.5)     1.6
  Refinancing costs                                                 (8.7)        -      (4.5)
  Other                                                               -          -       2.2
---------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                 .1      (18.5)     (.2)
---------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (20.5)      13.4      4.6
CASH AND CASH EQUIVALENTS - BEGINNING OF THE YEAR                   31.0       17.6     13.0
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF THE YEAR                      $  10.5     $ 31.0   $ 17.6
=============================================================================================

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  20.0     $ 18.1   $ 19.7
  Cash paid for income taxes                                     $   1.8         -        -

                         see accompanying notes

                 INTERNATIONAL COMFORT PRODUCTS CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
                      (In Millions of U.S. Dollars)
-----------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Watsco Components, Inc. and P.E./Del Mar, Inc. for consideration of 1,488,162 ordinary shares of the Company valued at $14.3.

During 1998, the Company issued a note payable for approximately $1.5 as partial consideration for the acquisition of Frigoram Commerciale S.p.A.

During 1997, the Company acquired four distributors for consideration that included the assumption of debt of $2.0.

During 1996, the Company acquired Coastline Distribution, Inc. and General Heating and Cooling Company for consideration of the assumption of debt of $15.3.






















                         see accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

1.      SIGNIFICANT ACCOUNTING POLICIES

        BASIS OF PRESENTATION

        International Comfort Products Corporation, formerly Inter-City Products Corporation, is a Canadian holding company which has two primary operating subsidiaries: International Comfort Products Corporation (USA) ("ICP (USA)"), and International Comfort Products Corporation (Canada) ("ICP (Canada)").

        These consolidated financial statements have been prepared in accordance with accounting principles generally accepted ("GAAP") in Canada which differ in certain respects with accounting principles in the United States. The differences between GAAP in Canada and the United States as they affect the Company are described in note 16.

        CONSOLIDATION

        The consolidated financial statements include the assets, liabilities and operating results of all subsidiary companies from the dates of acquisition, on the basis of purchase accounting. All significant intercompany transactions have been eliminated.

        NATURE OF OPERATIONS

        The Company manufactures and markets central air conditioning and heating products for residential and light commercial use primarily in the United States and Canada. At the end of 1998, the Company's network consisted of approximately 400 independent distributors, of which two distributors accounted for approximately 13% and 11% of the Company's net sales. The Company's network also includes company-owned distribution centers in Canada, Mexico, Brazil, Italy and Spain.

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

        CASH AND CASH EQUIVALENTS

        Short-term deposits with original maturities of three months or less are considered to be cash equivalents.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

1.      SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

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

        FIXED ASSETS

        Fixed assets are recorded at cost less accumulated depreciation. Depreciation is provided on a straight-line basis at the following annual rates based on the estimated useful lives of the applicable assets:

        Buildings and improvements                   2.5% - 10%
        Machinery, equipment and furniture             5% - 20%
        Tooling and drawings                          10% - 33%
        Land improvements                              5% - 10%

        INTANGIBLE AND OTHER ASSETS

        Intangible and other assets include amounts paid for patents, trade-names, goodwill and debt issuance costs. Amortization of intangible assets is provided on a straight-line basis over various periods, not exceeding thirty years. The realizability of goodwill and other intangibles is evaluated periodically as events and circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on undiscounted cash flow projections. The analyses necessarily involve significant management judgment regarding such projections and the actual results could differ materially from these projections. Amortization of debt issuance costs is provided on a straight-line basis over the term of the related debt.


        INCOME TAXES

        The Company follows the deferral method of tax allocation in accounting for income taxes. Under this method, timing differences between accounting and taxable income result in the recording of deferred income taxes.

        PRODUCT WARRANTY

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

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

1.      SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

        POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

        The Company provides certain healthcare and life insurance benefits for its retired employees. The Company accounts for these benefit payments on a cash basis.

        FINANCIAL INSTRUMENTS

        Periodically, the Company enters into interest rate swap agreements to hedge portions of its interest rate exposures. Net receipts or payments under the Company's swap agreements are accrued as adjustments to interest expense. The Company does not believe it is subject to any significant concentration of credit risk with counterparties.

        MANAGEMENT ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues
        and expenses during the reporting period.   Such estimates include, but
        are not limited to, allowance for doubtful accounts, product warranty, environmental liability, sales returns and allowances, inventory obsolescence, pension obligation assumptions, and self-insured product liability and medical claims. Actual results could differ from these estimates.

        RECLASSIFICATIONS

        Certain comparative figures have been reclassified to conform to current financial statement presentations.

2.      ACQUISITIONS AND DIVESTITURES

        Effective September 1, 1998, ICP (USA) completed the purchase of eighty-percent (80%) of the outstanding share capital of Frigoram Commerciale S.p.A. ("Frigoram"), of Milan, Italy for approximately $5.8 in cash and notes payable of approximately $1.5. Frigoram is a distributor of parts and components for heating, ventilating and air conditioning ("HVAC") equipment and also manufactures condensing units for applications in commercial refrigeration.

        Effective May 31, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Watsco Components, Inc. and P.E./Del Mar, Inc. (collectively now known as "A-1 Components") for 1,488,162 ordinary shares of the Company valued at $14.3. A-1 Components, which is located in Hialeah, Florida, is principally engaged in the production of parts and components used in the manufacturing and servicing of HVAC equipment.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

2.      ACQUISITIONS AND DIVESTITURES (CONT'D)

        Effective January 31, 1998, ICP (USA) acquired all of the outstanding shares of United Electric Company ("United Electric") of Wichita Falls, Texas for approximately $25.3 in cash. United Electric is a manufacturer of air conditioning components for commercial HVAC systems.

        The above-noted acquisitions have been accounted for by the purchase method with the results of operations included in these financial statements from the various effective dates. Details of the net assets acquired are as follows:


                                United                   A-1
        Net Assets Acquired    Electric    Frigoram   Components    Total
        ------------------------------------------------------------------
        Working capital        $  4.3      $ 3.3      $  4.8        $ 12.4
        Fixed assets              5.7         .1         3.1           8.9
        Intangible and other
          assets                 15.3        3.9         6.4          25.6
        ------------------------------------------------------------------
        Net acquisition cost   $ 25.3      $ 7.3      $ 14.3        $ 46.9
        ==================================================================

        During 1997, the Company acquired four distributors for total consideration of approximately $5.6, comprised of cash payments of $3.6 and assumption of debt of $2.0. The total goodwill recorded on these transactions was approximately $2.8.

        On September 30, 1997, ICP (USA) sold substantially all of the assets and liabilities of General Heating and Cooling Company ("General"), a heating and cooling products distributor, and a company-owned factory branch for net book value of approximately $10.0. The total consideration was comprised of a cash payment of $2.3 and a current note receivable of $7.7, which was paid in March 1998. In 1997, General and the factory branch contributed net sales of approximately $19.2.

        On January 27, 1997, ICP (USA) sold Coastline Distribution, Inc. ("Coastline"), a heating and cooling products distributor, and four company-owned factory branches for net book value of approximately $22.3, the proceeds of which were used to repay short-term borrowings. In July 1996, ICP (USA) acquired all of the outstanding shares of Coastline and General.

        In 1996, the Company recorded a loss from discontinued operations from Thompson Pipe and Steel Company, a steel pipe manufacturing subsidiary, which was sold in May 1996.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

3.      INVENTORIES

        Inventories are classified as follows:

                                            1998            1997
        --------------------------------------------------------
        Finished goods                     $  69.3        $ 58.8
        Raw materials and work in process     20.2          13.4
        Service parts                         31.4          22.3
        --------------------------------------------------------
                                           $ 120.9        $ 94.5
        ========================================================


4.      FIXED ASSETS

        Fixed assets are classified as follows:

                           1998                             1997
-----------------------------------------------------------------------------
                           Accumu-                         Accumu-
                           lated        Net                lated       Net
                          Depreci-      Book              Depreci-     Book
                 Cost      ation       Value      Cost     ation      Value
-----------------------------------------------------------------------------
Machinery,
  equipment and
  furniture      $ 119.2   $  68.2    $  51.0     $ 100.2   $  59.7   $  40.5

Buildings and
  improvements      55.5      24.3       31.2        51.3      18.0      33.3

Tooling and
  drawings          55.6      43.4       12.2        51.3      38.9      12.4

Land and land
  improvements      11.1       3.9        7.2        11.5       4.1       7.4
-----------------------------------------------------------------------------
                 $ 241.4   $ 139.8    $ 101.6     $ 214.3   $ 120.7   $  93.6
=============================================================================

        Depreciation expense for the year amounted to $14.4 (1997 - $14.2; 1996 - $14.1).

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

5.      INTANGIBLE ASSETS

        Intangible assets, net of accumulated amortization, are classified as follows:

                                           1998          1997
        ------------------------------------------------------
        Goodwill                          $ 32.1        $  7.0
        Patents                              2.0           2.4
        Tradenames and other                 1.7           1.6
        ------------------------------------------------------
                                          $ 35.8        $ 11.0
        ======================================================

        Amortization of intangible assets during the year was $1.5 (1997 - $.9; 1996 - $1.6). The accumulated amortization of intangible assets at December 31, 1998, was $12.2 (1997 - $10.5).


6.      OTHER ASSETS

        Other assets are classified as follows:

                                                   1998          1997
        --------------------------------------------------------------
        Debt issuance costs, net                  $  6.8        $  4.3
        Due from insurers on environmental claim     5.2           5.0
        Other                                         .6            .8
        --------------------------------------------------------------
                                                  $ 12.6        $ 10.1
        ==============================================================


7.      SHORT-TERM BORROWINGS

        The details of short-term borrowings at December 31 are as follows:

                                                       1998          1997
        -------------------------------------------------------------------
        ICP (USA) - Receivables Purchase Agreement     $ 10.0        $ 10.0
        ICP (Canada)                                     10.7           8.8
        Other                                             1.3            .9
        -------------------------------------------------------------------
                                                       $ 22.0        $ 19.7
        ===================================================================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

7.      SHORT-TERM BORROWINGS (CONT'D)

        (a)     ICP (USA)

                Receivables Purchase Agreement
                In 1996, ICP (USA) entered into a five year agreement to sell on a revolving basis, up to a $70.0 undivided participation ownership interest in a designated pool of its accounts receivable. This transfer of receivables does not constitute a sale for accounting purposes on the basis that all the significant risks and rewards of ownership of the receivables are not transferred to the purchaser. Accordingly, the pool of receivables of $10.0 is included in accounts receivable at December 31, 1998 (1997 - $10.0).

                The receivables purchase agreement requires ICP (USA) to pay fees plus certain administrative costs. At December 31, 1998, the cost of the receivable facility including unused line fees was 10.75% (1997 - 10.4%).

                Revolving Credit Facility
                ICP (USA) has a $15.0 million revolving credit facility of which $.1 was utilized at December 31, 1998 (1997 - nil). The facility accrues interest at prime or LIBOR plus 1.5% and is secured by inventories.

        (b)     ICP (CANADA)
                ICP (Canada) has a Cdn. $30.0 million revolving credit facility, of which $10.7 and $8.8 (Cdn. $16.4 million and $12.6 million) was utilized at December 31, 1998 and 1997, respectively. This three-year facility was established on December 19, 1996. ICP (Canada)'s revolving credit facility accrues interest at prime plus 1.0% per annum or at Bankers' Acceptance rates plus a stamping fee of 2.0% as selected by the Company (7.1% at December 31, 1998). All of ICP (Canada)'s assets are pledged as collateral under its facility which contains covenants, the most restrictive of which require it to maintain a certain minimum interest coverage ratio and net worth and precludes the payment of dividends.

                At December 31, 1998, the restricted net assets of ICP (Canada) were approximately $8.0. Subsequent to year-end, ICP (Canada) obtained a waiver of its covenant breach for the minimum interest coverage ratio, which existed at December 31, 1998. The Company has guaranteed ICP (Canada)'s borrowings.

        (c) The maximum amount of short-term borrowings outstanding, including the advances received under the receivables purchase agreement at any month-end during the year ended December 31, 1998, was $43.8 (1997 - $65.9). The average short-term borrowings outstanding, including the advances received under the receivables purchase agreement, calculated by averaging month-end balances, during the year ended December 31, 1998, was $29.5 (1997 - $39.2).

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

7.      SHORT-TERM BORROWINGS (CONT'D)

                The weighted average interest rate on the outstanding short-term borrowings at December 31, 1998, was 7.6% (1997 - 8.2%). Weighted average interest rates are calculated based on actual interest rates in effect and the short-term borrowings outstanding at the respective year-ends.


8.      LONG-TERM DEBT

        The details of long-term debt are as follows:

                                                            1998        1997
                -------------------------------------------------------------
                8.625% Senior Notes due May 15, 2008       $ 150.0    $    -
                9.75% Senior Notes due March 1, 2000            -       140.0
                Term bank loan, due 2000 and 2001             25.0       25.0
                Notes payable                                  2.1         .8
                -------------------------------------------------------------
                                                             177.1      165.8
                Current portion of notes payable included
                  in current liabilities                        .7         .2
                -------------------------------------------------------------
                                                           $ 176.4    $ 165.6
                =============================================================

        (a) On May 13, 1998, International Comfort Products Holdings, Inc. ("ICP Holdings"), a wholly-owned subsidiary of the Company, issued $150.0 of 8.625% senior unsecured notes ("Senior Notes") in an institutional private placement in the United States. The net proceeds of the offering were used to redeem the 9.75% senior secured notes due 2000 in the principal amount of $140.0 and for general corporate purposes. The Company expensed refinancing costs of $5.0 including an early prepayment premium of $2.3 on the refinanced debt and the write-off of unamortized debt issuance costs associated with the 9.75% senior notes.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

8.      LONG-TERM DEBT (CONT'D)

                The Senior Notes are guaranteed by the Company and are repayable on May 15, 2008. The Senior Notes are not redeemable at ICP Holdings' option prior to May 2003, except in the event of a change in control. In this case, ICP Holdings is obligated to purchase the entire outstanding Senior Notes at a purchase price of 101% of the principal amount thereof plus accrued interest. Thereafter, the Senior Notes will be redeemable, in whole or in part, at the option of ICP Holdings. In addition, prior to 2001, ICP Holdings may, at its option, redeem up to an aggregate of 35% of the principal amount of Senior Notes with proceeds made available to it by the Company from a public equity offering.

                Interest on the Senior Notes is payable semiannually beginning in November 1998. The Senior Notes indenture contains certain financial covenants, which limit certain transactions including the payment of dividends. The Senior Notes were trading at 101/102 (bid/offer) at December 31, 1998.

                Agreements governing the terms of certain of the Company's debt contain certain covenants which, among other things, place limitations on the ability of subsidiaries of ICP Holdings to pay dividends and make other restricted payments, as defined, to ICP Holdings. Pursuant to the terms of the most restrictive covenant regarding restricted payments, $110.0 of tangible net assets of subsidiaries of ICP Holdings was not available for payment of dividends to ICP Holdings as of December 31, 1998.

        (b) In 1996, ICP (USA) arranged an unsecured term bank loan in the amount of $25.0 due in full by October 15, 2001. The Company is required to repay $15.0 in 2000 and $10.0 in 2001. The term bank loan accrues interest at LIBOR plus 0.25% (5.35% at December 31, 1998) and has been guaranteed by an unaffiliated third party. The guarantor holds a $15.0 subordinated security interest in ICP (Canada)'s receivables and inventories, and the shares of ICP (Canada) have been pledged in support of the guarantee. The pledge agreement contains certain covenants, the most restrictive of which requires ICP (Canada) to maintain a minimum level of receivables and inventories in excess of its borrowings. On April 15, 1998, ICP (USA) entered into an interest rate swap agreement through a U.S. lender to fix the interest rate on this debt. The agreement matures in October 2001 and carries a fixed rate of 5.97%.

        (c) Under the provisions of the various loan agreements and indentures, the Company is required to make installments of $.7, $15.7, $10.7, nil, and nil during the next five years beginning in 1999.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

9.      SHARE CAPITAL

        (a)     ORDINARY SHARES

        (i)     AUTHORIZED AND OUTSTANDING
                The Company is authorized to issue an unlimited number of ordinary shares. Changes in the issued and outstanding ordinary shares for the years 1998, 1997 and 1996 are as follows:

                                                    1998                 1997                1996
                ------------------------------------------------------------------------------------------
                                             Number      Amount   Number      Amount   Number      Amount
                ------------------------------------------------------------------------------------------
                Issued and outstanding
                  Beginning of the year      39,847,112  $ 171.2  39,260,322  $ 169.2  39,042,574  $ 166.5

                Acquisition of A-1
                  Components                  1,488,162     14.3        -          -         -          -

                Issued under the Employee
                  Stock Option Plan              89,800       .2     474,200      1.3        -          -

                Issued under the Share
                  Ownership Savings Plan         87,540       .8      95,920       .6     201,763       .5

                Issued under the Directors'
                  Share Compensation
                  Arrangement                    27,327       .2      16,670       .1      15,985       -

                Receipt of Funds from
                  Trustee for 1990 Plan of
                  Arrangement                      -          -         -          -         -         2.2

                Shares repurchased             (593,400)    (4.4)       -          -         -          -
                ------------------------------------------------------------------------------------------
                Issued and outstanding
                  End of the year            40,946,541  $ 182.3  39,847,112  $ 171.2  39,260,322  $ 169.2
                ==========================================================================================

                On September 28, 1998, the Company commenced a share repurchase program for up to 5% or approximately 2,073,000 of its ordinary shares over the next twelve months. As of December 31, 1998, the Company had repurchased 593,400 ordinary shares for cancellation.

        (ii)    Employee Stock Option Plan
                A maximum of 4,000,000 ordinary shares has been reserved for issuance to officers and employees of the Company under the Employee Stock Option Plan. The term of all options cannot exceed ten years from the date the option is granted and are vested at an annual rate of 20% per year on a cumulative basis, except in certain circumstances where the exercise of such options would be accelerated.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

9.      SHARE CAPITAL (CONT'D)

        (a)     ORDINARY SHARES (CONT'D)

        (ii)    EMPLOYEE STOCK OPTION PLAN (CONT'D)

                The Board of Directors establishes the option exercise price at the time each option is authorized which cannot be less than the weighted average sales price per share on The Toronto
                Stock Exchange on the business day preceding the date of authorization.

                Changes in the stock options outstanding from January 1, 1996 to December 31, 1998 are as follows:

                                                      1998        1997         1996
                ----------------------------------------------------------------------
                Balance - Beginning of the year     1,959,800   1,720,000      776,000
                Granted                               360,000     770,000    1,000,000
                Exercised                             (89,800)   (474,200)        -
                Canceled                              (18,000)    (56,000)     (56,000)
                ----------------------------------------------------------------------
                Balance - End of the year           2,212,000   1,959,800    1,720,000
                ======================================================================

                The details of the options outstanding at December 31, 1998, at each exercise price are as follows:


                Exercise Price                                     Number of
                     (Cdn.$)             Expiry Date               Shares
                ------------------------------------------------------------
                $ 3.10                    February - May 2000      50,000
                $ 3.50                    August 24, 2001          65,000
                $ 3.10                    December 19, 2001       208,000
                $15.30 - $16.00           December 19, 2001        70,000
                $ 2.80                    April 16, 2003          643,000
                $16.00                    April 16, 2003           95,000
                $ 3.90 - $4.20            July 2003               112,000
                $ 3.83                    November 29, 2003        10,000
                $ 5.20                    January 31, 2004         45,000
                $ 5.80                    February 28, 2004         9,000
                $12.75 - $16.00           April 28, 2004          170,000
                $ 7.05                    April 29, 2004          710,000
                $15.30                    April 29, 2004           25,000
                                                                ---------
                                                                2,212,000
                                                                =========

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

9.      SHARE CAPITAL (CONT'D)

        (a)     ORDINARY SHARES (CONT'D)

        (iii)   SHARE OWNERSHIP SAVINGS PLAN

                Effective July 1, 1992, certain employees of the Company were eligible to participate in the Company's Share Ownership Savings Plan (the "Savings Plan"). Generally, the Savings Plan is available to all non-union employees following the completion of one year of continuous service with the Company. The Savings Plan allows eligible employees to contribute from one to six percent of their salary to the Savings Plan. The Company is required to match 25% of the employees' contributions and may make additional annual contributions of up to 75% of the employees' contribution at its discretion.
                In February 1997, the hourly employees began participating in an hourly savings plan with no matching company contributions. In 1998, the Company's expense with respect to both savings plans was $.2 (1997 - $.3).

        (iv)    LONG-TERM INCENTIVE PLAN

                Effective April 29, 1997, the Company adopted the 1997 Long-Term Incentive Plan (the "1997 Plan") which will provide deferred compensation opportunities to certain senior managers of the Company. This deferred cash compensation plan is based on the awarding of Performance Units to participants, the benefit of which is related to the appreciation in the stock price of the ordinary shares of the Company.

                The 1997 Plan is comprised of (i) Three year Performance Units which are awarded, valued and paid at the end of a three calendar year period (the "Performance Period"), and (ii) Long-term Performance Units which are awarded at the end of the Performance Period, but paid upon retirement, according to a vesting schedule, and subject to forfeiture.

                On April 29, 1997, the Company awarded target thresholds of 177,500 Performance Units and 180,000 Long-term Performance Units to senior management at a grant price of Cdn. $7.05. Compensation expense for the 1997 Plan is measured as the difference between the market price at the end of the year and the grant price of the units. The compensation expense for 1998 relating to the 1997 Plan is $.2 (1997 - $.4).

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

9.      SHARE CAPITAL (CONT'D)

        (b)     PREFERENCE SHARES

                The Company is authorized to issue an unlimited number of Class A preference shares issuable in series and rank senior to the Class B preference shares and ordinary shares as to dividends and participation in certain distributions of assets on liquidation. Any series of the Class A shares may be made convertible into ordinary shares and have no voting rights as a class. The Company is also authorized to issue an unlimited number of Class B preference shares issuable in series and rank senior to ordinary shares and junior to the Class A preference shares as to dividends and participation in certain distributions of assets on liquidation. Any series of the Class B shares may be made convertible into ordinary shares and have no voting rights as a class.

                As of December 31, 1998, the Company has not issued any Class A or B preference shares.


10.     FOREIGN CURRENCY TRANSLATION ADJUSTMENT

        The Company adopted the United States dollar as its reporting currency, effective January 1, 1994. Accordingly, the foreign currency translation adjustment, which is included as a component of shareholders' equity, represents the unrealized gain or loss on translation of financial statements of self-sustaining operations up to December 31, 1998. Prior to 1994, this adjustment represented the unrealized gain or loss on translation of financial statements of self-sustaining operations in the United States. Changes during the respective years are as follows:

                                            1998         1997         1996
        --------------------------------------------------------------------
        Cumulative unrealized loss at
          January 1                         $(3.3)       $(2.0)       $(1.1)

        Unrealized loss on
          translation of net assets          (1.5)        (1.3)         (.9)
        --------------------------------------------------------------------
        Cumulative unrealized loss
          at December 31                    $(4.8)       $(3.3)       $(2.0)
        ====================================================================

        The rate of exchange as at December 31, 1998 was U.S. $1.00 = Cdn. $1.5303 (1997 - U.S. $1.00 = Cdn. $1.4291), and the average rate for the year was U.S. $1.00 = Cdn. $1.4833  (1997 - U.S. $1.00 = Cdn.
        $1.3847; 1996 - U.S. $1.00 = Cdn. $1.3636).

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

11.     INCOME TAXES

        The components of income before income taxes and the income tax provision (recovery) are as follows:

                                           1998         1997         1996
        -------------------------------------------------------------------
        Income before income taxes
          Canada                         $  (1.4)     $  (.3)      $  2.0
          United States                     35.7        22.3          9.6
          Other countries                     .5          -            -
        -------------------------------------------------------------------
                                         $  34.8      $ 22.0       $ 11.6
        ===================================================================

        Current income tax provision
          Canada                         $    .7      $   -        $   -
          United States                      3.2          .6           -
          Other countries                     .4          -            -
        -------------------------------------------------------------------
                                             4.3          .6           -
        -------------------------------------------------------------------

        Deferred income tax recovery
          Canada                              -           -            -
          United States                     (4.7)        (.6)          -
          Other countries                     -           -            -
        -------------------------------------------------------------------

                                            (4.7)        (.6)          -
        -------------------------------------------------------------------

        Total income tax recovery        $   (.4)     $   -        $   -
        ===================================================================



                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

11.     INCOME TAXES (CONT'D)

        A reconciliation between the combined statutory and the effective rate of income tax is provided below:

                                            1998         1997         1996
        ---------------------------------------------------------------------
        Income before income taxes          $  34.8      $  22.0      $  11.6
        Combined statutory tax rate            38.0%        38.0%        38.0%
        ---------------------------------------------------------------------

        Computed income tax provision          13.2          8.3          4.4
        Increase (decrease) resulting from:
          Non-deductible amortization            .5           .3           .3
          Recognized benefit of losses and
            expenses                             -           (.8)        (1.6)
          Reinstatement of net deferred
            taxes                              (4.7)          -            -
          Utilization of loss carryforwards   (10.8)        (7.5)        (3.3)
          Other                                 1.4          (.3)          .2
        ---------------------------------------------------------------------

        Actual income tax recovery          $   (.4)     $    -       $    -
        =====================================================================
        Effective rate of income tax                         not          not
          recovery                             (1.1%)    meaningful   meaningful
        =====================================================================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

11.     INCOME TAXES (CONT'D)

        At December 31, 1998, the Company had the following approximate amounts available to reduce future years' earnings for income tax purposes, the effect of which has not been recognized in the financial statements.

        ---------------------------      ------------------------------
          Losses for tax purposes
              expiring in                            Canada
        ---------------------------      ------------------------------
                  2001                               $  5.1
                  2002                                  6.2
                  2003                                  2.9
                  2004                                  1.6
                  2005                                  2.4
        ---------------------------------------------------------------
        Total losses                                   18.2

        Other deductions and basis
          differences not yet taken as
          a deduction for income tax
          purposes                                     19.9
        ---------------------------------------------------------------
                                                     $ 38.1
        ===============================================================


        The Company has recognized the effect of approximately $13.3 of deductions and basis differences not yet taken as a deduction for income tax purposes relating to the Company's U.S. subsidiaries in the consolidated financial statements.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

12.     INCOME PER ORDINARY SHARE

        The basic income per ordinary share is calculated on the weighted average number of shares outstanding during the respective years as follows:

        --------------------------------------------------------------------
                                             1998         1997       1996
        --------------------------------------------------------------------
        Income to ordinary shareholders
          before discontinued operations     $  35.2      $  22.0    $  11.6
        Loss from discontinued operations         -            -        (3.1)
        --------------------------------------------------------------------

        Net income to ordinary shareholders  $  35.2      $  22.0    $   8.5
        ====================================================================

        Weighted average number of ordinary
          shares outstanding during the
          year (in millions)                 40.742       39.664     39.161
        ====================================================================
        Income per ordinary share
          From continuing operations         $ 0.86       $ 0.56     $ 0.30
          After discontinued operations      $ 0.86       $ 0.56     $ 0.22
        ====================================================================

        The calculation of net income per ordinary share on a fully diluted basis assumes the exercise of outstanding stock options if such action would result in dilution of earnings per share. In 1998, fully diluted net income per ordinary share was approximately $0.83.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

13.     PENSION PLANS

        The Company has various defined benefit pension plans available to substantially all permanent full-time employees. The total pension expense for 1998 amounted to $ 2.6 (1997 - $2.9; 1996 - $2.8) and is comprised of the following:

                                           1998         1997       1996
        ------------------------------------------------------------------
        Current service costs              $  2.7       $  2.4     $  2.3
        Interest costs on projected
          benefit obligation                  4.7          4.5        4.1
        Return on assets held in the plans   (5.1)        (4.3)      (4.5)
        Net amortization and deferral          .3           .3         .9
        ------------------------------------------------------------------
                                           $  2.6       $  2.9     $  2.8
        ==================================================================

        The actuarial present value of accrued pension benefits represents the discounted value of benefits expected to be paid to plan members, based on projected salaries and wages prorated on service. No escalation of wages is used to determine the actuarial present value of accrued pension benefits since the pension benefit is fixed and subject to renegotiations.

        Certain key assumptions used in determining both the pension expense for 1998 and the actuarial present value of accrued pension benefits as at December 31, 1998 are as follows:

                                                          Canadian    U.S.
                                                           Plans     Plans
        ------------------------------------------------------------------
        Discount rate                                      6.75%     6.75%
        Rate of increase of compensation levels            4.25%     4.50%
        Expected long-term rates of return on plan assets  8.00%     9.00%
        ------------------------------------------------------------------

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

13.     PENSION PLANS (CONT'D)

        The status of pension plans at December 31, 1998, is as follows:

                                                        Canadian     U.S.
                                                          Plans     Plans
        -------------------------------------------------------------------
        Actuarial present value of
          Vested benefit obligations                    $  14.0     $  49.7
          Nonvested benefit obligations                      -          1.7
        -------------------------------------------------------------------

        Accumulated benefit obligations                    14.0        51.4
        Additional amounts related to projected salary
          increases                                          .5        12.2
        -------------------------------------------------------------------

        Total projected benefit obligations                14.5        63.6
        Plan assets at market value                        14.7        44.8
        -------------------------------------------------------------------
        Plan assets in excess of (less than) projected
          benefit obligations                                .2       (18.8)
        Unrecognized net loss                                .7        14.1
        Unrecognized prior service cost                      .1         3.8
        Unrecognized net (asset) obligation                 (.4)        1.1
        -------------------------------------------------------------------

        Prepaid pension cost                            $    .6     $    .2
        ===================================================================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

14.     BUSINESS SEGMENTS

        Management has determined that the Company operates within one business segment: the design, manufacture and distribution of heating and cooling systems and related aftermarket products.

Geographic
Information              Net Sales              Fixed Assets and Goodwill
---------------- ---------------------------  ----------------------------
                 1998      1997      1996     1998       1997      1996
                 ---------------------------  ----------------------------
Canada           $  80.2   $  74.0   $  75.2  $   6.6    $   7.5   $   5.4
United States      593.3     530.0     558.5    121.2       91.1      99.3
Other countries     60.0      26.7       8.2      5.9        2.0        .2
                 ---------------------------  ----------------------------
                 $ 733.5   $ 630.7   $ 641.9  $ 133.7    $ 100.6   $ 104.9
                 ===========================  ============================

        The Company attributes net sales to the various geographic areas based on customers' locations.

        During the year, two customers accounted for approximately 13% and 11% of the Company's net sales, and the Company's 10 largest customers accounted for approximately 37% of net sales.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

15.     COMMITMENTS AND CONTINGENCIES

        (a) In 1991, the Company and Flying J, Inc. ("Flying J") entered into a cost sharing agreement whereby the Company will participate with Flying J in the financing of future cleanup activities for environmental contamination at various refinery sites sold by the Company to Flying J in 1980. This settlement does not affect claims by Flying J or the Company against third parties who may be responsible for contribution to refinery cleanup costs. In 1991, the Company also reached a settlement with several of its insurance carriers whereby the insurers will reimburse the Company for a portion of the expenses the Company will incur in the cleanup activities at the refineries. Ongoing cleanup activities at four refinery sites are at different regulatory stages.

                Although the scope of the projects is becoming better understood and defined with the various regulatory agencies, the ultimate scope of the projects remains uncertain and it is not possible to definitively estimate the ultimate costs of remediation of such environmental contamination. At December 31, 1998, the Company has an accrual of $10.9 for its estimated share of future cleanup costs, of which $10.3 is included in Environmental Liabilities and $.6 in Accrued liabilities. The Company has offsetting receivables due from insurers of $5.0 and $2.4 which are included in Other Assets and Accounts receivable, respectively.

                The undiscounted cash flows are estimated to be as follows:

                           -----------             ------
                              Year
                           -----------             ------
                              1999                 $   .6
                              2000                    1.1
                              2001                     .7
                              2002                     .4
                              2003                     .5
                           Thereafter                 7.6
                                                   ------
                                                   $ 10.9
                                                   ======

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

15.     COMMITMENTS AND CONTINGENCIES (CONT'D)

        (b) In February 1995, an action was commenced against ICP (Canada) in the Ontario Court (General Division) (the "Court"), for damages for breach of contract or negligence in the amount of $4.9 (Cdn $7.0 million), plus interest and costs, arising out of alleged defective cooling banks which were designed, manufactured and delivered by Unifin International, a former division of ICP (Canada) ("Unifin"), to the plaintiffs between 1981 and 1984.

                The Company has filed a Statement of Defense with the Court that denies the plaintiffs' allegations and intends to vigorously defend its position against the claim. The Company has notified its primary and umbrella liability insurance carriers for their possible involvement with this claim. The Company believes that it has insurance coverage for this claim.

        (c) The Company and its subsidiaries are parties to various other claims and lawsuits. The Company believes that such proceedings will not have a material effect on the Company's financial position or future operating results, although no assurance can be given with respect to the ultimate outcome for any such litigation.

        (d) The Company leases certain facilities and equipment under noncancelable operating leases. Lease rental expense during the current year amounted to $5.3 (1997 - $4.0; 1996 - $5.9).
                The approximate aggregate minimum annual rentals under long-term leases in future years at December 31, 1998, are as follows:

                           -----------              ------
                              Year
                           -----------              ------
                              1999                  $  4.3
                              2000                     3.7
                              2001                     2.8
                              2002                     2.2
                              2003                     1.9
                            Thereafter                 2.7
                                                    ------
                                                    $ 17.6
                                                    ======

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES

        Accounting principles adopted by the Company as reflected in these consolidated financial statements in accordance with Canadian GAAP are generally consistent with accounting principles accepted in the United States ("U.S. GAAP") with certain exceptions. The following reconciliations reflect the differences in these accounting principles where applicable to the Company. If accounting principles generally accepted in the United States were followed, the effect on the consolidated financial statements would be:

        (a)     Net income in accordance with U.S. GAAP

                                               ----------------------------
                                                 1998      1997      1996
                                               ----------------------------
        Income from continuing
          operations (as reported)             $ 35.2     $ 22.0    $ 11.6

        U.S. GAAP adjustments
          Accounting for income taxes (1)         (.7)       (.7)      (.7)
          Postretirement benefits (2)            (2.1)      (1.9)     (1.8)
          Loss on extinguishment of debt (3)      5.0         -         .6
        -------------------------------------------------------------------
        Adjusted income from
          continuing operations                  37.4       19.4       9.7
        Loss from discontinued operations,
          net of income taxes                      -          -       (3.1)
        --------------------------------------------------------------------
        Income before extraordinary item         37.4       19.4       6.6

        Extraordinary item
          Loss on extinguishment of debt (3)     (5.0)        -        (.6)
        --------------------------------------------------------------------
        Net income under U.S. GAAP             $ 32.4     $ 19.4    $  6.0
        ====================================================================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)


                                    -------------------------------------
                                           1998      1997      1996
                                    -------------------------------------
        Weighted average number of
          ordinary shares outstanding
          during the year under U.S.
          GAAP (in millions)
            Basic                         40.742    39.664    39.161
            Diluted                       41.996    40.549    39.254

        Basic income per ordinary
          share under U.S. GAAP
          (in dollars)
            From continuing operations    $ 0.92    $ 0.49    $ 0.25
            Before extraordinary item     $ 0.92    $ 0.49    $ 0.17
            After extraordinary item      $ 0.80    $ 0.49    $ 0.15

        Diluted income per ordinary
          share under U.S. GAAP
          (in dollars)
            From continuing operations    $ 0.89    $ 0.48    $ 0.25
            Before extraordinary item     $ 0.89    $ 0.48    $ 0.17
            After extraordinary item      $ 0.77    $ 0.48    $ 0.15

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)

        (1) This reconciling item reflects the application of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Additionally, the following table outlines the significant components of the Company's deferred tax assets (liabilities) as at December 31, 1998 and 1997, under U.S. GAAP disclosure requirements.

----------------------------------------------------------------------------
                                                   UNITED
DECEMBER 31, 1998                                  STATES   CANADA    TOTAL
----------------------------------------------------------------------------
Deferred tax assets
  Net operating losses and other carryforwards     $   .8   $  7.4    $  8.2
  Product liability and warranty                      9.1       .7       9.8
  Book over tax depreciation                           -       5.2       5.2
  Allowance for doubtful accounts                     1.4       -        1.4
  Employee benefits                                   6.5       -        6.5
  Other tax assets                                    2.4       .9       3.3
  Environmental liability                             1.9       -        1.9
----------------------------------------------------------------------------
Total deferred tax assets before allowance           22.1     14.2      36.3
Valuation allowance for deferred tax assets            -     (13.9)    (13.9)
----------------------------------------------------------------------------
Total deferred tax assets                            22.1       .3      22.4
----------------------------------------------------------------------------
Deferred tax liabilities
  Tax over book depreciation                        (13.5)      -      (13.5)
  Other tax liabilities                                -       (.3)      (.3)
----------------------------------------------------------------------------
Total deferred tax liabilities                      (13.5)     (.3)    (13.8)
----------------------------------------------------------------------------
Net deferred tax assets                            $  8.6   $   -     $  8.6
============================================================================
----------------------------------------------------------------------------
                                                   UNITED
DECEMBER 31, 1997                                  STATES   CANADA    TOTAL
----------------------------------------------------------------------------
Deferred tax assets
  Net operating losses and other carryforwards     $  8.7   $ 12.3    $ 21.0
  Product liability and warranty                     10.6       .8      11.4
  Allowance for doubtful accounts                     1.6       -        1.6
  Other tax assets                                   11.9      1.7      13.6
----------------------------------------------------------------------------
Total deferred tax assets before allowance           32.8     14.8      47.6
Valuation allowance for deferred tax assets         (18.2)   (14.3)    (32.5)
----------------------------------------------------------------------------
Total deferred tax assets                            14.6       .5      15.1
----------------------------------------------------------------------------
Deferred tax liabilities
  Tax over book depreciation                        (12.6)      -      (12.6)
  Other tax liabilities                              (1.4)     (.5)     (1.9)
----------------------------------------------------------------------------
Total deferred tax liabilities                      (14.0)     (.5)    (14.5)
----------------------------------------------------------------------------
Net deferred tax assets                            $   .6   $   -     $   .6
============================================================================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)

        (2) This reconciling item reflects the application of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", for the Company's U.S. plans. The standard requires, among other things, the recognition of postretirement benefits on an accrual basis. Under Canadian GAAP, the Company expenses such benefits as paid.

                During 1998, the Company adopted SFAS No. 132 "Employer's Disclosures About Pensions and Other Postretirement Benefits", which modifies the disclosures required under U.S. GAAP. The following provides such disclosure for the Company's pension and postretirement benefit plans.

                The following tables provide reconciliations of the changes in the plans' benefit obligations and fair values of the plans' assets, as well as their funded status for the years ended December 31, 1998 and 1997, respectively.

                                         ------------------------------------
                                             Pension           Postretirement
-----------------------------------------------------------------------------
                                         1998       1997      1998      1997
-----------------------------------------------------------------------------
Reconciliation of benefit obligation:
  Obligation at January 1               $ 63.4    $ 58.6     $ 22.0    $ 18.9
    Service cost                           2.7       2.4        1.1       1.0
    Interest cost                          4.7       4.5        1.6       1.4
    Liability loss                         8.7       2.0        2.6       2.9
    Benefits paid                         (3.9)     (4.1)      (1.3)     (1.1)
    Change in plan provisions              2.5        -          -       (1.1)
-----------------------------------------------------------------------------
Obligation at December 31               $ 78.1    $ 63.4     $ 26.0    $ 22.0
=============================================================================
Reconciliation of fair value
  of plan assets:
    Fair value of plan assets
      at January 1                      $ 60.3    $ 50.7     $   -     $   -
    Actual return on plan assets           1.8      10.9         -         -
    Employer contributions                 3.1       2.1        1.3      1.1
    Benefits paid                         (3.9)     (4.1)      (1.3)    (1.1)
    Other                                 (1.8)       .7         -        -
----------------------------------------------------------------------------
Fair value of plan assets
  at December 31                        $ 59.5    $ 60.3     $   -     $  -
============================================================================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)

                                         ------------------------------------
                                             Pension           Postretirement
-----------------------------------------------------------------------------
                                         1998       1997      1998      1997
-----------------------------------------------------------------------------
Funded status at December 31            $ (18.6)  $ (3.1)    $ (26.0)  $(22.0)
Unrecognized transition obligation           .7       .5         6.8      7.0
Unrecognized prior service cost             3.9      1.7          -        -
Unrecognized loss                          14.8      1.1         9.4      7.1
-----------------------------------------------------------------------------
Net amount recognized                   $    .8   $   .2     $  (9.8)  $ (7.9)
=============================================================================

        The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997, respectively.

-----------------------------------------------------------------------------
                                         1998       1997      1998      1997
-----------------------------------------------------------------------------
Accrued liability                       $ (6.7)   $ (1.3)    $ (9.8)   $ (7.9)
Intangible assets                          3.5       1.2         -         -
Accumulated other comprehensive income     4.0        .3         -         -
-----------------------------------------------------------------------------
Net amount recognized                   $   .8    $   .2     $ (9.8)   $ (7.9)
=============================================================================

        Certain of the Company's pension plans had accumulated benefit obligations in excess of plan assets. For these plans, the accumulated benefit obligations and plan assets were $22.7 and $15.7, respectively, as of December 31, 1998.

        The amount included in other comprehensive income arising from a change to the additional minimum pension liability was $(3.7), $1.6, and $(.4) for the three years ended December 31, 1998, 1997 and 1996, respectively.

        Prior service costs are amortized on a straight-line basis over the average remaining service lives of the covered group.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)

                The following table provides the components of net periodic benefit cost for postretirement healthcare benefits for each of the three years ended December 31, 1998:

        -------------------------------------------------------------
                                        1998        1997         1996
        -------------------------------------------------------------
        Service cost                   $ 1.1       $ 1.0        $ 1.1
        Interest cost                    1.6         1.4          1.4
        Amortization of
          accumulated gains and losses    .3          .2           .2
        Amortization of
          transition obligation           .4          .4           .4
        -------------------------------------------------------------
        Net periodic postretirement
          benefit cost                 $ 3.4       $ 3.0        $ 3.1
        =============================================================

                For measurement purposes of the postretirement benefit obligation, the Company used a discount rate of 6.75%. In addition, a 6.0% and 5.5% annual rate of increase in per capita cost of covered healthcare benefits were assumed for 1998 and 1999, respectively, and 5% thereafter. The assumptions used in healthcare cost trend rates have significant effects on the amounts reported for the healthcare plans. A one percentage point increase in assumed healthcare cost trend rates would increase the total service and interest cost components of the net periodic postretirement healthcare benefit cost by $.3 and would increase the healthcare component of the accumulated postretirement benefit obligation by $2.6. Conversely, a one percentage point decrease in assumed healthcare cost trend rates would decrease the total service and interest cost components of the net periodic postretirement healthcare benefit cost by $.3 and would decrease the healthcare component of the accumulated postretirement benefit obligation by $2.5.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)

        (3) Under Canadian GAAP, this item is included in income from continuing operations. Under U.S. GAAP, such an item is treated as an extraordinary item.

(b)     Additional disclosures required under U.S. GAAP

        (1) SFAS No. 123 "Accounting for Stock-Based Compensation", permits the Company to continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to its stock option plan. If the compensation cost for the Company's stock option plan had been determined based on the fair value at the grant dates for the 1998, 1997 and 1996 options, consistent with the method provided in SFAS 123, the Company's 1998, 1997 and 1996 pro forma net income and earnings per share would have been $30.8, $18.5 and $5.7, and $0.76, $0.47 and $0.15, respectively. The weighted average fair values of the 1998, 1997 and 1996 option grants are estimated on the dates of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility for 1998, 1997 and 1996 was 56 percent, 70 percent and 53 percent, respectively; risk-free interest rates for 1998, 1997 and 1996 were 4.7%, 5.7% and 6.6%, respectively; and expected lives of seven years for all three years. The weighted average fair values of the options granted in 1998, 1997 and 1996 were Cdn. $7.22, Cdn. $4.39 and Cdn. $1.46, respectively.

        (2) Research and development expenses in 1998, 1997 and 1996 were $3.2, $3.0 and $2.9, respectively.

        (3) Under U.S. GAAP, comprehensive income as defined by SFAS No. 130 "Reporting Comprehensive Income", was as follows:

                                                1998       1997        1996
                                               -----------------------------
                Net income under U.S. GAAP     $ 32.4     $ 19.4      $ 6.0
                Other comprehensive income:
                  Foreign currency translation
                    adjustment                   (1.5)      (1.3)       (.9)
                  Minimum pension liability
                    adjustment                   (3.7)       1.6        (.4)
                                               -----------------------------
                                                 (5.2)        .3       (1.3)
                                               -----------------------------
                Comprehensive income under
                  U.S. GAAP                    $ 27.2     $ 19.7      $ 4.7
                                               =============================

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

16.     SIGNIFICANT DIFFERENCES BETWEEN CANADIAN AND
        U.S. ACCOUNTING PRACTICES (CONT'D)


(c)     Consolidated Balance Sheets

                                                             ---------------------------------------
                                                                                       AMOUNTS
                                                                 AMOUNTS             AS ADJUSTED
                                                              REPORTED UNDER       TO CONFORM WITH
                                                              CANADIAN GAAP           U.S. GAAP
                                                             ---------------------------------------
                                                               1998      1997      1998      1997
                                                             ---------------------------------------
        Prepaid expenses and other (see note 16 (c)(1))       $   5.7   $   5.9   $   9.3   $   7.1
        Fixed assets (see note 16 (c)(2))                       101.6      93.6     103.1      95.5
        Intangible assets (see note 16 (c)(2))                   35.8      11.0      39.1      14.8
        Accrued liabilities (see note 16 (a)(2) and 16(c)(1))    28.1      26.5      37.4      28.9
        Other long-term liabilities (see note 16 (a)(2))         11.1       5.1      20.0      12.6
        Deficit                                                 (81.2)   (116.4)    (90.9)   (119.6)
        Shareholders' equity                                     96.3      51.5      86.6      48.3


        (1) Under SFAS No. 87 "Employers' Accounting for Pensions", the amount of the unfunded accumulated benefit obligation is calculated and separately recorded in the balance sheet as a liability, offset by a prepaid intangible asset and resulting reduction in shareholders' equity.

        (2) Under SFAS No. 109, the Company was required to reflect additional deferred tax liabilities on the purchase accounting acquisition of ICP (USA) which were allocated to fixed assets and goodwill.


17.     PRIOR YEARS COMPARATIVE FIGURES

        The consolidated financial statements for the year ended December 31, 1996, were audited by another public accounting firm which expressed their opinion without reservation on those consolidated financial statements in their report dated February 11, 1997.

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1998 and 1997
   (With Comparative Figures for the Year Ended December 31, 1996 - Note 17)
          (In Millions of U.S. Dollars Unless Otherwise Stated)
----------------------------------------------------------------------------

18.     SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARY

        ICP Holdings is the issuer of certain securities as to which a registration statement was declared effective under the Securities Act of 1933 in 1998. As a result of that registration statement being declared effective, ICP Holdings ordinarily would be subject to the reporting requirements under Section 13 or 15(d) of the Securities Act of 1934 (the "Exchange Act"). Since these securities, however, are fully and unconditionally guaranteed by the Company and management has determined that such information is not material to the holder of the securities, the Company and ICP Holdings received an exemption from the reporting requirements of the Exchange Act. Summarized financial information relating to ICP Holdings is presented herein as an addition to the notes to consolidated financial statements of the Company as follows:


                                                 1998      1997      1996
                                                 ----      ----      ----
        Condensed Statement of Income Data:
          Net Sales                            $ 682.1   $ 577.0   $ 587.6
          Gross Profit                           140.5     113.9     111.0
          Income From Continuing Operations       36.8      22.8       9.3
          Discontinued Operations                   -          -      (3.1)
          Net Income                              36.8      22.8       6.2

                                                 1998      1997
                                                 ----      ----
        Condensed Balance Sheet Data:
          Current Assets                       $ 256.0   $ 207.3
          Total Assets                           399.5     316.1
          Current Liabilities                    113.5      94.2
          Total Liabilities                      338.0     289.3
          Shareholders' Equity                    61.5      26.8

                                 -67-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no Company disclosures required by Item 304 of Regulation S-K, 17 C.F.R. Section 229.304.


                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

"Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the 1999 Proxy Statement is incorporated herein by reference. See also Item 4A, "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

"Compensation of Executive Officers" contained in the 1999 Proxy Statement is incorporated herein by reference. The matters labeled "Report of the Compensation and Pension Committee" and "Performance Graphs" contained in the 1999 Proxy Statement shall not be deemed incorporated by reference into this Annual Report on Form 10-K.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

"Security Ownership of Certain Beneficial Owners and Management" contained in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

"Certain Transactions" contained in the 1999 Proxy Statement is incorporated herein by reference.

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report on Form 10-K:

           (1)  Financial Statements:
                Auditors' Reports

                Consolidated Balance Sheets - December 31, 1998 and December 31, 1997.

                Consolidated Statements of Income and Deficit - Years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                Consolidated Statements of Cash Flows - Years ended December 31, 1998, December 31, 1997 and December 31, 1996.

                Notes to Consolidated Financial Statements - Years ended December 31, 1998, December 31, 1997 and December 31, 1996.

           (2)  Schedules

                Auditors' Reports

                Schedule I - Condensed Financial Information of the Registrant for the Years Ended December 31, 1998, 1997 and 1996.

                Schedule II - Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996.

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

        4.3 Indenture dated as of May 13, 1998, by and among International Comfort Products Holdings, Inc. ("ICP Holdings"), International Comfort Products Corporation and United States Trust Company of New York, as Trustee, with respect to the Series A and Series B 8 5/8% Senior Notes due 2008, filed as
                Exhibit 4.5 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837) filed with the Commission on July 10, 1998, and incorporated herein by this reference.

        10.1 Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among Inter-City Products Receivables Company,
                L.P. ("ICP-Receivables"), International Comfort Products Corporation (USA) ("ICP(USA)") and LaSalle National Bank, as Trustee filed as Exhibit 10.1 to Amendment No. 1 to the Registrants' Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.2 Series 1996-1 Supplement to Master Trust Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP(USA) and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class
                B (Series 1996-1) Certificate, and form of Guaranty from ICP(USA) filed as Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.3 Receivables Purchase Agreement dated as of July 25, 1996 among ICP(USA), Inter-City Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.4 Certificate Purchase Agreement (Series 1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP(USA), the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.5 Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP(USA) and Argos Funding Corp. filed as Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.6 First Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables, ICP(USA), the Purchasers named therein and The Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November 14, 1997, and incorporated herein by this reference.

        10.7 First Amendment to Receivables Purchase Agreement and Second Amendment to Certificate Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP(USA), ICP-Partner, General Heating and Cooling Company, Coastline Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and ABN AMRO Chicago Corporation filed as Exhibit 10.7 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.8 Second Amendment to Receivables Purchase Agreement as of September 30, 1997 among ICP(USA), ICP-Partner, General Heating and Cooling Company, ICP-Receivables, Anagram Funding Corp.
                and ABN AMRO Chicago Corporation filed as Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.9 Loan and Security Agreement dated as of July 18, 1997 between ICP(USA) and NationsBank, N.A. filed as Exhibit 10.9 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.10 Amendment to Loan and Security Agreement made and entered into as of February 24, 1998 between NationsBank, N.A. and ICP(USA) filed as Exhibit 10.10 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.11 Second Amendment to Loan and Security Agreement made and entered into as of May 13, 1998 between NationsBank, N.A. and ICP(USA) filed as Exhibit 10.10 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.12 Credit Agreement made and entered into as of December 16, 1996 between Inter-City Products Corporation (Canada) ("ICP Canada"), G.C. McDonald Supply Limited, the Lenders named therein and General Electric Capital Canada Inc., as agent filed as Exhibit 10.12 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.13 First Amendment to Credit Agreement made and entered into as of May 13, 1998 between ICP Canada, G.C. McDonald Supply Limited, the Lenders named therein and General Electric Capital Canada Inc., as agent filed as Exhibit 10.13 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.14 Second Amendment to Credit Agreement made and entered into as of July 21, 1998 between ICP Canada, G.C. McDonald Supply Limited, the Lenders named therein and General Electric Capital Canada Inc., as agent filed as Exhibit 10.14 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

        10.15 International Comfort Products Corporation Employee Stock Option Plan filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on March 16, 1995, and incorporated herein by this reference.

        10.16 International Comfort Products Corporation Share Compensation Arrangement for Non-Employee Directors filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

        10.17 International Comfort Products Corporation Long Term Incentive Plan filed as Exhibit 10.25 to ICP(USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by reference.

        10.18 Amendment to International Comfort Products Corporation Long Term Incentive Plan filed as Exhibit 10.11 to ICP(USA)'s Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Commission on March 28, 1994, and incorporated herein by reference.

        10.19 International Comfort Products Corporation 1997 Long Term Incentive Plan for Senior Management filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

        10.20 ICP(USA) Share Ownership Savings Plan filed as Exhibit 10.26 to ICP(USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference.

        10.21 Amendments to ICP(USA)'s Share Ownership Savings Plan filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

        10.22 Retirement Plan for Salaried Employees filed as Exhibit 10.27 to ICP(USA)'s Registration Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference.

        10.23 Supplemental Retirement Benefit Agreement dated September 1, 1994 with W. Michael Clevy filed as Exhibit 10.16 to ICP(USA)'s Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission on March 28, 1996, and incorporated herein by this reference.

        10.24   Termination Agreement with W. Michael Clevy filed as Exhibit
                10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

        10.25   Termination Agreement with Stephen L. Clanton filed as Exhibit
                10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

        10.26   Termination Agreement with Herman V. Kling *

        10.27   Change in Control Agreement with David P. Cain filed as
                Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

        10.28   Change in Control Agreement with Francis C. Harrell **

        10.29   Change in Control Agreement with Robert C. Henningsen **

        10.30   Change in Control Agreement with Augusto H. Millan **

        10.31   Change in Control Agreement with James R. Wiese **

        10.32 International Comfort Products Corporation 1998 Stock Option Plan filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837) filed with the Commission on July 10, 1998, and incorporated herein by this reference.

        21      Subsidiaries of International Comfort Products Corporation

        23.1 Consent of Arthur Andersen LLP, independent chartered accountants

        23.2 Consent of PricewaterhouseCoopers LLP, independent chartered accountants

        27      Financial Data Schedule

        99.1    Schedule I - Condensed Financial Information

        99.2    Schedule II - Consolidated Valuation and Qualifying Accounts

----------------------
    * Document not filed because substantially identical to Exhibit 10.25 ** Document not filed because substantially identical to Exhibit 10.27


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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th
day of March, 1999.                                                  ------


                                 INTERNATIONAL COMFORT PRODUCTS CORPORATION

                                 By:/s/ S. Clanton
                                    ---------------------------
                                        Stephen L. Clanton
                                        Senior Vice President, Chief
                                          Financial Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of
1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of March, 1999.
                                                   ------

         SIGNATURE                              TITLE

 /s/ Richard W. Snyder            Chairman of the Board and Director
-------------------------
(Richard W. Snyder)

 /s/ W. Michael Clevy             President, Chief Executive Officer
-------------------------           and Director
(W. Michael Clevy)

 /s/ David P. Cain                Senior Vice President, General Counsel
-------------------------           and Secretary
(David P. Cain)

 /s/ S.L. Clanton                 Senior Vice President, Chief Financial
-------------------------           Officer and Treasurer
(S.L. Clanton)

/s/ Richard C. Barnett            Director
-------------------------
(Richard C. Barnett)

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

 /s/ Ernest C. Mercier            Director
-------------------------
(Ernest C. Mercier)

 /s/ David H. Morris              Director
-------------------------
(David H. Morris)

 /s/ David A. Rattee              Director
-------------------------
(David A. Rattee)

 /s/ William A. Wilson            Director
-------------------------
(William A. Wilson)

                            EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
3(i), 4.1       Articles of Incorporation of International               IBR
                Comfort Products Corporation filed as Exhibit
                3(i)/4.1 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended September 30, 1997 filed with the Commission on November
                14, 1997, and incorporated herein by this reference.

3(ii), 4.2      Bylaws of International Comfort Products                 IBR
                Corporation filed as Exhibit 1.2 to the
                Company's Annual Report on Form 20-F for the year ended December 31, 1993 filed with the Commission on June 29, 1994, and incorporated herein by this reference.

4.3             Indenture dated as of May 13, 1998, by and               IBR
                among International Comfort Products
                Holdings, Inc. ("ICP Holdings"),
                International Comfort Products Corporation and United States Trust Company of New York, as Trustee, with respect to the Series A and Series B 8 5/8% Senior Notes due 2008, filed as Exhibit 4.5 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837) filed with the Commission on July
                10, 1998, and incorporated herein by this reference.

10.1            Master Trust Pooling and Service Agreement,              IBR
                dated as of July 25, 1996 among Inter-City
                Products Receivables Company, L.P.
                ("ICP-Receivables"), International Comfort
                Products Corporation (USA) ("ICP(USA)") and
                LaSalle National Bank, as Trustee filed as Exhibit
                10.1 to Amendment No. 1 to the Registrants'
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.2            Series 1996-1 Supplement to Master Trust                 IBR
                Pooling and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP(USA) and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1)
                Certificate and form of Class B (Series
                1996-1) Certificate, and form of Guaranty from ICP(USA) filed as Exhibit 10.2 to Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.3            Receivables Purchase Agreement dated as of               IBR
                July 25, 1996 among ICP(USA), Inter-City
                Products Partner Corporation ("ICP-Partner") and ICP-Receivables filed as Exhibit 10.3 to Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

                            EXHIBIT INDEX
                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
10.4            Certificate Purchase Agreement (Series                   IBR
                1996-1, Class A) dated as of July 25, 1996 among ICP-Receivables, ICP(USA), the
                Purchasers named therein and The Chicago
                Corporation, as Agent filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.5            Certificate Purchase Agreement (Series                   IBR
                1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP(USA) and Argos
                Funding Corp. filed as Exhibit 10.5 to
                Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.6            First Amendment to Certificate Purchase                  IBR
                Agreement (Series 1996-1, Class A) dated as of December 1, 1996 among ICP-Receivables,
                ICP(USA), the Purchasers named therein and The
                Chicago Corporation, as Agent filed as
                Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
                30, 1997 filed with the Commission on
                November 14, 1997, and incorporated herein by this reference.

10.7            First Amendment to Receivables Purchase                  IBR
                Agreement and Second Amendment to Certificate
                Purchase Agreement (Series 1996-1, Class A) dated as of January 27, 1997 among ICP(USA), ICP-Partner, General Heating and Cooling
                Company, Coastline Distribution, Inc.,
                ICP-Receivables, Anagram Funding Corp. and
                ABN AMRO Chicago Corporation filed as Exhibit
                10.7 to Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.8            Second Amendment to Receivables Purchase                 IBR
                Agreement as of September 30, 1997 among
                ICP(USA), ICP-Partner, General Heating and
                Cooling Company, ICP-Receivables, Anagram
                Funding Corp. and ABN AMRO Chicago
                Corporation filed as Exhibit 10.8 to
                Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.9            Loan and Security Agreement dated as of July             IBR
                18, 1997 between ICP(USA) and NationsBank,
                N.A. filed as Exhibit 10.9 to Amendment No.
                1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and
                333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

                            EXHIBIT INDEX
                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
10.10           Amendment to Loan and Security Agreement made            IBR
                and entered into as of February 24, 1998 between NationsBank, N.A. and ICP(USA) filed as Exhibit 10.10 to Amendment No. 1 to the
                Registrant's Registration Statement on Form
                S-4 (File No. 333-58837 and 333-58837-01)
                filed with the Commission on August 28,
                1998, and incorporated herein by this
                reference.

10.11           Second Amendment to Loan and Security                    IBR
                Agreement made and entered into as of May 13, 1998 between NationsBank, N.A. and ICP(USA) filed as Exhibit 10.10 to Amendment No. 1 to the Registrant's Registration Statement on
                Form S-4 (File No. 333-58837 and
                333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

10.12           Credit Agreement made and entered into as of             IBR
                December 16, 1996 between Inter-City Products
                Corporation (Canada) ("ICP Canada"), G.C.
                McDonald Supply Limited, the Lenders named therein and General Electric Capital Canada
                Inc., as agent filed as Exhibit 10.12 to Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No.
                333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and
                incorporated herein by this reference.

10.13           First Amendment to Credit Agreement made and             IBR
                entered into as of May 13, 1998 between ICP
                Canada, G.C. McDonald Supply Limited, the
                Lenders named therein and General Electric
                Capital Canada Inc., as agent filed as
                Exhibit 10.13 to Amendment No. 1 to the
                Registrant's Registration Statement on Form
                S-4 (File No. 333-58837 and 333-58837-01)
                filed with the Commission on August 28,
                1998, and incorporated herein by this
                reference.

10.14           Second Amendment to Credit Agreement made and            IBR
                entered into as of July 21, 1998 between ICP
                Canada, G.C. McDonald Supply Limited, the
                Lenders named therein and General Electric
                Capital Canada Inc., as agent filed as
                Exhibit 10.14 to Amendment No. 1 to the
                Registrant's Registration Statement on Form
                S-4 (File No. 333-58837 and 333-58837-01)
                filed with the Commission on August 28,
                1998, and incorporated herein by this
                reference.

                            EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
10.15           International Comfort Products Corporation               IBR
                Employee Stock Option Plan filed as Exhibit
                4.1 to the Company's Registration Statement on Form S-8 filed with the Commission on March 16, 1995, and incorporated herein by this reference.

10.16           International Comfort Products Corporation               IBR
                Share Compensation Arrangement for
                Non-Employee Directors filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

10.17           International Comfort Products Corporation               IBR
                Long Term Incentive Plan filed as Exhibit
                10.25 to ICP(USA)'s Registration Statement on
                Form S-1 (File No. 33-56238) filed with the
                Commission on December 23, 1992, and
                incorporated herein by reference.

10.18           Amendment to International Comfort Products              IBR
                Corporation Long Term Incentive Plan filed as
                Exhibit 10.11 to ICP(USA)'s Annual Report on
                Form 10-K for the year ended December 31, 1993 filed with the Commission on March 28, 1994, and incorporated herein by reference.

10.19           International Comfort Products Corporation               IBR
                1997 Long Term Incentive Plan for Senior
                Management filed as Exhibit 10.6 to the
                Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

10.20           ICP(USA) Share Ownership Savings Plan filed              IBR
                as Exhibit 10.26 to ICP(USA)'s Registration
                Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference.

10.21           Amendments to ICP(USA)'s Share Ownership                 IBR
                Savings Plan filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

10.22           Retirement Plan for Salaried Employees filed             IBR
                as Exhibit 10.27 to ICP(USA)'s Registration
                Statement on Form S-1 (File No. 33-56238) filed with the Commission on December 23, 1992, and incorporated herein by this reference.

10.23           Supplemental Retirement Benefit Agreement                IBR
                dated September 1, 1994 with W. Michael Clevy filed as Exhibit 10.16 to ICP(USA)'s Annual
                Report on Form 10-K for the year ended
                December 31, 1995 filed with the Commission on March 28, 1996, and incorporated herein by this reference.

                            EXHIBIT INDEX
                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
10.24           Termination Agreement with W. Michael Clevy              IBR
                filed as Exhibit 10.11 to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

10.25           Termination Agreement with Stephen L. Clanton            IBR
                filed as Exhibit 10.12 to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

10.26           Termination Agreement with Herman V. Kling                *

10.27           Change in Control Agreement with David P.                IBR
                Cain filed as Exhibit 10.15 to the Company's
                Annual Report on Form 10-K for the year ended
                December 31, 1997 filed with the Commission on March 30, 1998, and incorporated herein by this reference.

10.28           Change in Control Agreement with Francis C. Harrell       **

10.29           Change in Control Agreement with Robert C. Henningsen     **

10.30           Change in Control Agreement with Augusto H. Millan        **

10.31           Change in Control Agreement with James R. Wiese           **

10.32           International Comfort Products Corporation               IBR
                1998 Stock Option Plan filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837) filed with the
                Commission on July 10, 1998, and incorporated herein by this reference.

21              Subsidiaries of International Comfort
                Products Corporation                                       84

23.1            Consent of Arthur Andersen LLP, independent
                chartered accountants                                      86

23.2            Consent of PricewaterhouseCoopers LLP,
                independent chartered accountants                          88

27              Financial Data Schedule                                    90

99.1            Schedule I - Condensed Financial Information               92

99.2            Schedule II - Consolidated Valuation and                   99
                Qualifying Accounts
----------------------
    IBR  Document incorporated by reference from previous filing
    *    Document not filed because substantially identical to Exhibit 10.25
    **   Document not filed because substantially identical to Exhibit 10.27