Form 10-Q
period 1999-03-31
INTERNATIONAL COMFORT PRODUCTS CORP
filed 1999-05-14
CIK 316218

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              -------------
                                FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

                                OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from         to
                                         --------   --------

                 Commission file number  1-7955
                              -------------

                  INTERNATIONAL COMFORT PRODUCTS CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Canada                                         98-0045209
    -----------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

  501 Corporate Centre Drive, Suite 200, Franklin, Tennessee          37067
  ---------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

                                  (615) 771-0200
                --------------------------------------------------
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

As of May 11, 1999, there were 40,747,471 Ordinary Shares of International Comfort Products Corporation outstanding.

=============================================================================

                                                     Page 1 of 64 pages
                                                     Exhibit index at page 19

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


         INDEX TO FINANCIAL STATEMENTS INCLUDED IN THIS
               QUARTERLY REPORT ON FORM 10-Q


          INTERNATIONAL COMFORT PRODUCTS CORPORATION
                     AND SUBSIDIARIES
                        (Unaudited)

                                                                 Page
                                                                 ----
Consolidated Statements of Income:
       (Three months ended 3/31/99 and 3/31/98)                     3

Consolidated Balance Sheets (3/31/99, 3/31/98 and 12/31/98)     4 - 5

Consolidated Statements of Cash Flows
       (Three months ended 3/31/99 and 3/31/98)                     6

Notes to Consolidated Financial Statements                     7 - 10

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                    Consolidated Statements of Income
    For the Three Months Ended March 31, 1999 and 1998 - UNAUDITED
              (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------

                                                        1999           1998
----------------------------------------------------------------------------
Net Sales                                             $ 158.1        $ 132.8
Cost of Sales                                           126.2          104.3
----------------------------------------------------------------------------

Gross Profit                                             31.9           28.5
Selling, General and Administrative Expenses             24.5           20.2
Restructuring Costs                                       2.5             -
----------------------------------------------------------------------------

Operating Profit                                          4.9            8.3
----------------------------------------------------------------------------

Financial Expenses
  Interest expense                                        4.5            4.5
  Loss on foreign exchange                                 .2             -
  Amortization of debt issuance costs                      .2             .3
----------------------------------------------------------------------------

                                                          4.9            4.8
----------------------------------------------------------------------------

Net Income                                            $    -         $   3.5
============================================================================

Average number of shares (in millions)                   40.7           39.9
============================================================================



Earnings Per Share
  Basic                                               $   -          $  0.09
  Fully diluted                                       $   -          $  0.08
============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
        (In Millions of U.S. Dollars) - Canadian GAAP - UNAUDITED
----------------------------------------------------------------------------

                                              March 31          December 31
                                          ------------------    ------------
                                          1999          1998         1998
----------------------------------------------------------------------------
ASSETS
  Current Assets
    Cash and cash equivalents          $  10.6      $  10.1        $  10.5
    Accounts receivable                  140.4        102.3          127.9
    Inventories                          131.8        125.4          120.9
    Prepaid expenses and other             6.3          3.9            5.7
    Deferred income taxes                 14.1          1.7           12.8
-----------------------------------------------------------------------------

                                         303.2        243.4          277.8
-----------------------------------------------------------------------------

  Fixed Assets
    Property, plant and equipment        250.7        222.6          241.4
    Accumulated depreciation             144.8        124.5          139.8
-----------------------------------------------------------------------------

                                         105.9         98.1          101.6
-----------------------------------------------------------------------------

  Intangible Assets, net                  53.5         26.7           35.8
  Other Assets, net                       13.0         10.6           12.6
-----------------------------------------------------------------------------

                                       $ 475.6      $ 378.8        $ 427.8
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                       Consolidated Balance Sheets
        (In Millions of U.S. Dollars) - Canadian GAAP - UNAUDITED
----------------------------------------------------------------------------

                                              March 31          December 31
                                          ------------------    ------------
                                          1999          1998         1998
----------------------------------------------------------------------------
LIABILITIES
  Current Liabilities
    Short-term borrowings              $  70.0      $  37.4        $  22.0
    Accounts payable                      54.8         51.0           58.4
    Accrued liabilities                   34.1         28.2           28.1
    Product warranty                       9.8          9.5            9.7
    Current portion of long-term debt       .7           .2             .7
-----------------------------------------------------------------------------

                                         169.4        126.3          118.9

  Long-Term Debt                         176.4        165.6          176.4
  Product Warranty                        12.7         14.6           13.2
  Environmental Liabilities               11.7         12.3           11.9
  Other Long-Term Liabilities             11.5          4.6           11.1
-----------------------------------------------------------------------------

                                         381.7        323.4          331.5
-----------------------------------------------------------------------------

SHAREHOLDERS' EQUITY
  Ordinary Shares                        180.4        171.5          182.3
  Deficit                                (81.2)      (113.0)         (81.2)
  Foreign Currency
    Translation Adjustment                (5.3)        (3.1)          (4.8)
-----------------------------------------------------------------------------

                                          93.9         55.4           96.3
-----------------------------------------------------------------------------
                                       $ 475.6      $ 378.8        $ 427.8
=============================================================================


                            See accompanying notes

                INTERNATIONAL COMFORT PRODUCTS CORPORATION
                   Consolidated Statements of Cash Flows
     For the Three Months Ended March 31, 1999 and 1998 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP

----------------------------------------------------------------------------------

Cash Provided By (Used In)                                 1999            1998
----------------------------------------------------------------------------------

OPERATIONS
Net income                                               $    -          $   3.5
Adjustments to reconcile net income to net cash
  used in operating activities
    Depreciation and amortization                            4.8             4.4
    Deferred income taxes                                   (1.3)             -
Changes in assets and liabilities, net of acquisitions
  (Increase) decrease in accounts receivable                (9.5)            6.0
  (Increase) in inventories                                 (4.1)          (25.5)
  Increase (decrease) in accounts payable, accrued
    liabilities and product warranty                        (3.0)            1.0
  Other                                                     (1.8)             .4
----------------------------------------------------------------------------------

Net cash used in operating activities                      (14.9)          (10.2)
----------------------------------------------------------------------------------

INVESTING
  Property, plant and equipment                             (5.5)           (3.2)
  Acquisition of Dettson and Granby Steel Tanks            (25.6)             -
  Acquisition of United Electric Company                      -            (25.6)
----------------------------------------------------------------------------------

Net cash used in investing activities                      (31.1)          (28.8)
----------------------------------------------------------------------------------

FINANCING
  Ordinary shares issued                                      .4              .3
  Ordinary shares repurchased                               (2.3)             -
  Proceeds on short-term borrowings                         48.0            17.8
----------------------------------------------------------------------------------

Net cash provided by financing activities                   46.1            18.1
----------------------------------------------------------------------------------

Increase (Decrease) in Cash and Cash Equivalents              .1           (20.9)
Cash and Cash Equivalents - Beginning of the period         10.5            31.0
----------------------------------------------------------------------------------
Cash and Cash Equivalents - End of the Period            $  10.6         $  10.1
==================================================================================

                            See accompanying notes

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1999 and 1998 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------


1. Reference should be made to the consolidated financial statements for the year ended December 31, 1998 included in Form 10-K filed on March 31, 1999, for details of significant accounting policies. Certain comparative figures have been reclassified to conform with current financial statement presentation.

2. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and 1998, the results of operations and cash flows for the three months then ended. The interim results are not necessarily indicative of the results to be expected for the full year.

3.     Details of inventories are as follows:


                                                 March 31       December 31
                                             ----------------   ------------
                                             1999        1998       1998
       ---------------------------------------------------------------------
       Finished goods                       $  79.1     $  87.2     $  69.3

       Raw materials and work in process       22.6        15.9        20.2

       Service parts                           30.1        22.3        31.4
       ---------------------------------------------------------------------
                                            $ 131.8     $ 125.4     $ 120.9
       =====================================================================


4. For the three months ended March 31, 1999, the Company recorded restructuring costs of $2.5 million (or $1.5 million, net of income taxes) consisting of: (i) plant closing costs and related asset writedowns totaling $1.2 million associated with the Lincoln Barriere manufacturing facility in Laval, Quebec due to the recently acquired Dettson Inc. plant facility in Sherbrooke, Quebec; and (ii) severance costs of $1.3 million for terminated U.S. and Canadian employees.

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1999 and 1998 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------


5.       Significant Differences Between Canadian and U.S. Accounting
         Practices

         Accounting principles adopted by the Company as reflected in these consolidated financial statements in accordance with Canadian GAAP are generally consistent with accounting principles accepted in the United States ("U.S. GAAP"), with certain exceptions. The following reconciliations reflect the approximate differences in these accounting principles where applicable to the Company. If accounting principles generally accepted in the United States were followed, the effect on the consolidated financial statements would be:

(a) Net income under U.S. GAAP
------------------------------

                                              Three Months Ended
                                                  March 31
                                             --------------------
                                              1999          1998
Net income (as reported)                     $   -         $  3.5

Accounting for income taxes                     (.1)          (.2)
Post-retirement benefits                        (.3)          (.7)
                                             --------------------
Net income (loss) under U.S. GAAP               (.4)          2.6
Other comprehensive income
  Foreign currency translation adjustment       (.5)           .2
                                             --------------------
Comprehensive income (loss) under U.S. GAAP  $  (.9)       $  2.8
                                             ====================

Weighted average number of ordinary shares
  outstanding during the period under
  U.S. GAAP (millions)
    Basic                                      40.7          39.9
    Diluted                                    40.7          41.8

Net income (loss) per share under
  U.S. GAAP (in dollars)
    Basic                                    $ (0.01)      $ 0.07
    Diluted                                  $ (0.01)      $ 0.06



              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1999 and 1998 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------


5.       Significant Differences Between Canadian and U.S. Accounting
         Practices  (Cont'd)

(b) Consolidated Balance Sheets
-------------------------------

                                            March 31             December 31
                                       -----------------        -------------
                                       1999          1998            1998
                                       --------------------------------------
Total assets (as reported)              $ 475.6      $ 378.8       $ 427.8

Items increasing reported total assets
  Deferred income taxes                     4.7          3.8           4.8
  Pension benefits                          3.6          4.7           3.6
                                        -------------------------------------
Total assets - U.S. GAAP                $ 483.9      $ 387.3       $ 436.2
                                        =====================================

Shareholders' equity (as reported)      $  93.9      $  55.4       $  96.3
Items increasing (decreasing)
  reported shareholders' equity
    Deferred income taxes                   2.0          3.8           2.1
    Post-retirement and pension benefits  (12.1)        (5.2)        (11.8)
                                        -------------------------------------
Shareholders' equity - U.S. GAAP        $  83.8       $ 54.0       $  86.6
                                        =====================================


6.       Summarized Financial Information

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

              INTERNATIONAL COMFORT PRODUCTS CORPORATION
              Notes to Consolidated Financial Statements
    For the Three Months Ended March 31, 1999 and 1998 - UNAUDITED
             (In Millions of U.S. Dollars) - Canadian GAAP
----------------------------------------------------------------------------

6.       Summarized Financial Information (Cont'd)

Condensed Statement of Income Data
----------------------------------

                                               Three Months Ended
                                                     March 31
                                               ------------------
                                               1999          1998
                Net Sales                    $  146.9      $  123.5
                Gross Profit                     28.4          25.9
                Net Income                        1.5           4.6

Condensed Balance Sheet Data
----------------------------

                                               Three Months Ended
                                                     March 31
                                               ------------------
                                               1999          1998
                Current Assets               $  275.7      $  213.0
                Total Assets                    446.2         342.8
                Current Liabilities             159.9         118.4
                Total Liabilities               384.1         311.4
                Shareholder's Equity             62.1          31.4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
----------------------------------------------------------------------------

FINANCIAL RESULTS

For the first quarter ended March 31, 1999, income before restructuring costs, net of an income tax provision of $1.0 million, was $1.5 million or four cents per share, compared with $3.5 million or nine cents per share for the corresponding period in 1998. During 1998, no income tax expense was recognized due to the utilization of net operating loss carryforwards. After restructuring costs, net income for the quarter ended March 31, 1999 was nil or zero cents per share.

Effective March 1, 1999, the Company acquired the assets and assumed certain liabilities of Dettson Inc. ("Dettson") of Sherbrooke, Quebec and Granby Steel Tank Inc. ("Granby") of Granby, Quebec for proceeds of approximately Cdn. $39 million, or U.S. $25.6 million. Dettson is engaged in the manufacture of warm air oil furnaces, oil water heaters and gas and oil boilers for residential and light commercial applications under the Dettson and Clare brand names. Granby manufactures steel tanks for oil storage under the Granby Steel Tank brand name. Combined annual sales of Dettson and Granby were approximately $35.0 million in 1998. The results of operations of Dettson and Granby are included in the consolidated statement of income of the Company since the date of acquisition.

The following table sets forth, for the first quarters presented, certain information relating to the operations of the Company, expressed as a percentage of net sales.

                                                       1999     1998
        -------------------------------------------------------------
        Net sales                                      100.0%   100.0%
        Cost of sales                                   79.8     78.5
        Gross profit                                    20.2     21.5
        Selling, general and administrative expenses    15.5     15.2
        Restructuring costs                              1.6       -
        Operating profit                                 3.1      6.3
        Financial expenses                               3.1      3.7
        Net income                                        -       2.6
        -------------------------------------------------------------

NET SALES

In the first quarter of 1999, net sales were $158.1 million compared to $132.8 million for the corresponding quarter of 1998, an increase of $25.3 million or 19.1%. The increase in net sales was primarily attributable to the Company's North American residential products group and FAST parts group and the full quarter's impact of 1998 acquisitions and the recently completed Dettson and Granby acquisition. However, net sales were also negatively impacted by the mild winter in North America and unfavorable sales mix towards the price-sensitive new construction market versus the replacement market segment.

GROSS PROFIT

For the three months ended March 31, 1999, gross profit was $31.9 million or 20.2% of net sales, compared with $28.5 million or 21.5% in the same period of
1998.   The reduction in gross profit percentage was primarily due to an unfavorable sales mix towards the price-sensitive new construction market versus the replacement market segment in the United States and lower factory absorption and higher spending in the Lewisburg, Tennessee manufacturing facility as a result of the start-up of the enterprise resource planning (ERP) system in January 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses amounted to $24.5 million in 1999 or 15.5% of net sales, compared with $20.2 million or 15.2% for the first quarter of 1998. The increase in SG&A expenses reflects the full quarter's impact of 1998 acquisitions and the Dettson and Granby businesses.

RESTRUCTURING COSTS

Restructuring costs of $2.5 million (or $1.5 million, net of income taxes) for the first quarter of 1999, consist of: (i) plant closing costs and related asset writedowns totaling $1.2 million associated with the Lincoln Barriere manufacturing facility in Laval, Quebec due to the recently acquired Dettson facility in Sherbrooke, Quebec; and (ii) severance costs of $1.3 million for terminated U.S. and Canadian employees.

OPERATING PROFIT

Before restructuring costs, operating profit was $7.4 million or 4.7% of net sales for the three months ended March 31, 1999, compared with $8.3 million or 6.3% in the corresponding period in 1998. After restructuring costs, operating profit was $4.9 million or 3.1% of net sales for the first quarter in 1999. EBITDA (earnings before interest, taxes, depreciation and amortization) was $9.5 million for the first quarter of 1999 compared with $12.4 million in the three month period in 1998.

NET INCOME

For the first quarter ended March 31, 1999, income before restructuring costs, net of an income tax provision of $1.0 million, was $1.5 million or four cents per share, compared with $3.5 million or nine cents per share, in the first quarter in 1998. After restructuring costs, net income was nil or zero cents per share during the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses cash from operations and from financing activities to fund its working capital needs, fund its capital expenditures and acquisitions and make payments on outstanding indebtedness.

For the three months ended March 31, 1999, free cash flow (cash from operations adjusted for cash received from or utilized in investing activities) was negative $46.0 million compared to negative $39.0 million for the same period in 1998, a decrease of $7.0 million. In 1999, investing activities included the acquisition of Dettson and Granby of $25.6 million, whereas in the corresponding period in 1998, investing activities included the acquisition of United Electric Company. Excluding these acquisitions, free cash flow is $7.0 million lower in 1999 compared to 1998. As of March 31, 1999, working capital was $133.8 million compared to $117.1 million a year earlier.

The Company has various credit facilities available to assist it in meeting its liquidity requirements. These facilities consist of revolving lines of credit and an accounts receivable securitization. At March 31, 1999, total availability under the lines of credit and securitization totaled approximately $116.0 million, of which $70.0 million was outstanding. In addition, the Company has issued $150.0 million 8.625% Senior Notes due 2008 and a $25.0 million term bank loan is outstanding, which are both used in the long-term financing of the Company. At March 31, 1999, the outstanding balance under Long-Term Debt (including the current portion) is $177.1 million.

INTER-COMPANY DIVIDEND RESTRICTION

The Company has no substantial operations of its own and accordingly has no independent means of generating revenue. As a holding company, the Company's internal source of funds to meet its cash needs, including the payment of expenses, are dividends and other permitted payments from direct and indirect subsidiaries. Certain of the Company's lending arrangements impose upon subsidiaries of International Comfort Products Holdings, Inc. ("ICP Holdings") financial and operating covenants, including, among others, requirements that subsidiaries of ICP Holdings maintain certain financial ratios and satisfy certain financial tests, limit capital expenditures and restrict the ability of such subsidiaries to incur debt or pay dividends. Pursuant to the terms of the most restrictive covenant regarding restricted payments by such subsidiaries, as of March 31, 1999, $120.0 million of tangible net assets of subsidiaries of ICP Holdings were not available for payment of dividends to ICP Holdings. The Company does not believe that these restrictions presently impair the Company's ability to conduct its business through its subsidiaries or to pursue its development plans.

YEAR 2000 COMPLIANCE

The Company's tactical plan to ensure Year 2000 compliance is a six-step program involving: inventory and assessment, risk analysis, prioritization and resource estimating, implementation of solutions, developing a backup plan, and testing. Extensive test plans were developed in 1998 and final testing for virtually all operations, systems and processes will be completed in the second quarter of 1999. Final testing at the two U.S. subsidiary companies acquired in 1998 will also be completed in the second quarter of 1999. The compliance of Dettson and Granby and the Spanish and Italian subsidiaries was confirmed during their acquisition due diligence.

In 1996, the Company decided to replace its entire information management systems, primarily because the systems in place were obsolete. The Company believes that the new systems are Year 2000 compliant and integrate all aspects of ICP's operations from ordering raw materials through production of finished products, as well as for financial analysis and disclosure and general management purposes. Start-up of various areas of the new system began in November 1998. The total expected cost of the new information management system is approximately $8.5 million, the majority of which was capitalized in 1997 and 1998. The total expected cost to the Company in 1999 for Year 2000 compliance is not anticipated to have a material adverse impact on its financial condition or results of operations.

FORWARD-LOOKING INFORMATION

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

   4.4, 10.1    Master Trust Pooling and Service Agreement, dated as of July
                25, 1996 among Inter-City Products Receivables Company, L.P.
                ("ICP-Receivables"), International Comfort Products
                Corporation (USA) ("ICP (USA)") and LaSalle National Bank, as
                Trustee filed as Exhibit 10.1 to Amendment No. 1 to the
                Registrant's Registration Statement on Form S-4 (File No. 333-
                58837 and 333-58837-01) filed with the Commission on August
                28, 1998, and incorporated herein by this reference.

   4.5, 10.2    Series 1996-1 Supplement to Master Trust Pooling and Service
                Agreement, dated as of July 25, 1996 among ICP-Receivables,
                ICP (USA), and LaSalle National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of Class B (Series 1996-1) Certificate, and form of Guaranty from ICP (USA) filed as Exhibit 10.2 to Amendment No.
                1 to the Registrant's Registration Statement on Form S-4 (File
                No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

   4.6, 10.3    Receivables Purchase Agreement dated as of July 25, 1996 among
                ICP (USA), Inter-City Products Partner Corporation ("ICP-
                Partner") and ICP-Receivables filed as Exhibit 10.3 to Amendment No. 1 to the Registrant's Registration Statement on
                Form S-4 (File No. 333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and incorporated herein by this reference.

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

   4.8, 10.5    Certificate Purchase Agreement (Series 1996-1, Class B) dated as of July 25, 1996 among ICP-Receivables, ICP-(USA) and Argos
                Funding Corp. filed as Exhibit 10.5 to Amendment No. 1 to the
                Registrant's Registration Statement on Form S-4 (File No. 333-
                58837 and 333-58837-01) filed with the Commission on August
                28, 1998, and incorporated herein by this reference.

   4.9, 10.6    First Amendment to Certificate Purchase Agreement (Series
                1996-1, Class A) dated as of December 1, 1996 among ICP-
                Receivables, ICP (USA), the Purchasers named therein and The
                Chicago Corporation, as Agent filed as Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1997 filed with the Commission on November 14,
                1997, and incorporated herein by this reference.

   4.10, 10.7   First Amendment to Receivables Purchase Agreement and Second
                Amendment to Certificate Purchase Agreement (Series 1996-1,
                Class A) dated as of January 27, 1997 among ICP (USA), ICP-
                Partner, General Heating and Cooling Company, Coastline
                Distribution, Inc., ICP-Receivables, Anagram Funding Corp. and
                ABN AMRO Chicago Corporation filed as Exhibit 10.7 to
                Amendment No. 1 to the Registrant's Registration Statement on
                Form S-4 (File No. 333-58837 and 333-58837-01) filed with the
                Commission on August 28, 1998, and incorporated herein by this reference.

   4.11, 10.8   Second Amendment to Receivables Purchase Agreement as of
                September 30, 1997 among ICP (USA), ICP-Partner, General
                Heating and Cooling Company, ICP-Receivables, Anagram Funding
                Corp. and ABN AMRO Chicago Corporation filed as Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (File No. 333-58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

     10.9 Third Amendment to Credit Agreement made and entered into as of January 31, 1999 between International Comfort Products Corporation (Canada) (formerly known as Inter-City Products Corporation) ("ICP Canada"), G.C. McDonald Supply Limited, the Lenders named therein and General Electric Capital Canada Inc., as agent.

     10.10 Fourth Amendment to Credit Agreement made and entered into as of March 24, 1999 between ICP Canada, the Lenders named therein and General Electric Capital Canada Inc., as agent.

     10.11      Change in Control Agreement with W. Michael Clevy

     10.12      Change in Control Agreement with David P. Cain

     10.13      Change in Control Agreement with Stephen L. Clanton *

     10.14      Change in Control Agreement with Douglas K. Gibbs

     10.15      Change in Control Agreement with Herman V. Kling *

     10.16      Change in Control Agreement with Francis C. Harrell *

     10.17      Change in Control Agreement with Robert C. Henningsen *

     10.18      Change in Control Agreement with Augusto H. Millan *

     10.19      Change in Control Agreement with David B. Schumacher #

     10.20      Change in Control Agreement with Karla G. Smith #

     10.21      Change in Control Agreement with James R. Wiese *

     27         Financial Data Schedule.
_______________

*       Document not filed because substantially identical to Exhibit 10.12
#       Document not filed because substantially identical to Exhibit 10.14


     (b) During the quarter ended March 31, 1999, there were no Current Reports on Form 8-K filed by the Company.

                             SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized both on behalf of the registrant and in his capacity as principal financial officer of the registrant.


Date:  May 14, 1999              INTERNATIONAL COMFORT PRODUCTS CORPORATION

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

4.4, 10.1       Master Trust Pooling and Service Agreement, dated
                as of July 25, 1996 among Inter-City Products
                Receivables Company, L.P. ("ICP-Receivables"),
                International Comfort Products Corporation (USA)
                ("ICP (USA)") and LaSalle National Bank, as Trustee filed as Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-4
                (File No. 333-58837 and 333-58837-01) filed with
                the Commission on August 28, 1998, and incorporated herein by this reference.

4.5, 10.2       Series 1996-1 Supplement to Master Trust Pooling
                and Service Agreement, dated as of July 25, 1996 among ICP-Receivables, ICP (USA), and LaSalle
                National Bank, as Trustee (and correlative form of Class A (Series 1996-1) Certificate and form of
                Class B (Series 1996-1) Certificate, and form of
                Guaranty from ICP (USA) filed as Exhibit 10.2 to
                Amendment No. 1 to the Registrant's Registration
                Statement on Form S-4 (File No. 333-58837 and 333-
                58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

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

                             EXHIBIT INDEX
                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
4.7, 10.4       Certificate Purchase Agreement (Series 1996-1, Class
                A) dated as of July 25, 1996 among ICP-Receivables,
                ICP (USA), the Purchasers named therein and The
                Chicago Corporation, as Agent filed as Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration
                Statement on Form S-4 (File No. 333-58837 and 333-
                58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

4.8, 10.5       Certificate Purchase Agreement (Series 1996-1, Class
                B) dated as of July 25, 1996 among ICP-Receivables,
                ICP-(USA) and Argos Funding Corp. filed as Exhibit
                10.5 to Amendment No. 1 to the Registrant's
                Registration Statement on Form S-4 (File No. 333-
                58837 and 333-58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

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

4.10, 10.7      First Amendment to Receivables Purchase Agreement and
                Second Amendment to Certificate Purchase Agreement
                (Series 1996-1, Class A) dated as of January 27, 1997 among ICP (USA), ICP-Partner, General Heating and
                Cooling Company, Coastline Distribution, Inc., ICP-
                Receivables, Anagram Funding Corp. and ABN AMRO
                Chicago Corporation filed as Exhibit 10.7 to
                Amendment No. 1 to the Registrant's Registration
                Statement on Form S-4 (File No. 333-58837 and 333-
                58837-01) filed with the Commission on August 28, 1998, and incorporated herein by this reference.

4.11, 10.8      Second Amendment to Receivables Purchase Agreement as
                of September 30, 1997 among ICP (USA), ICP-Partner,
                General Heating and Cooling Company, ICP-Receivables,
                Anagram Funding Corp. and ABN AMRO Chicago
                Corporation filed as Exhibit 10.8 to Amendment No. 1 to the Registrant's Registration Statement on Form S-
                4 (File No. 333-58837 and 333-58837-01) filed with
                the Commission on August 28, 1998, and incorporated herein by this reference.

10.9            Third Amendment to Credit Agreement made and entered
                into as of January 31, 1999 between International
                Comfort Products Corporation (Canada) (formerly known
                as Inter-City Products Corporation) ("ICP Canada"),
                G.C. McDonald Supply Limited, the Lenders named
                therein and General Electric Capital Canada Inc., as
                agent.                                                    22

10.10           Fourth Amendment to Credit Agreement made and entered
                into as of March 24, 1999 between ICP Canada, the
                Lenders named therein and General Electric Capital
                Canada Inc., as agent.                                    33

                             EXHIBIT INDEX

                                                                 Sequential
Exhibit No.               Description                            Page Number
----------       ----------------------------------              -----------
10.11           Change in Control Agreement with W. Michael Clevy         46

10.12           Change in Control Agreement with David P. Cain            52

10.13           Change in Control Agreement with Stephen L. Clanton *

10.14           Change in Control Agreement with Douglas K. Gibbs         58

10.15           Change in Control Agreement with Herman V. Kling *

10.16           Change in Control Agreement with Francis C. Harrell *

10.17           Change in Control Agreement with Robert C. Henningsen *

10.18           Change in Control Agreement with Augusto H. Millan *

10.19           Change in Control Agreement with David B. Schumacher #

10.20           Change in Control Agreement with Karla G. Smith #

10.21           Change in Control Agreement with James R. Wiese *

27              Financial Data Schedule                                   64

_______________

*       Document not filed because substantially identical to Exhibit 10.12
#       Document not filed because substantially identical to Exhibit 10.14